Form 10-Q
period 1997-09-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1997-12-02
CIK 926285, 926283

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-Q
(Mark One)


 /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                       OR

 / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
        THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________


               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
            (Exact name of Registrants as specified in its charter)


                Delaware                               38-2778219
                Michigan                               38-3182724
        (State of Organization)           (I.R.S. Employer Identification No.)

  710 North Woodward Avenue, Suite 180
        Bloomfield Hills, Michigan                       48304
(Address of principal executive offices)               (Zip Code)

Registrants' telephone number, including area code:  (248) 647-1080



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                Yes / /      No /X/


Number of shares of common stock of James Cable Finance Corp. outstanding as of November 30, 1997: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

     TABLE OF CONTENTS


                                                                         PAGE NO.
PART I.   FINANCIAL INFORMATION

     Item 1.         Consolidated Financial Statements of James Cable
                     Partners, L.P. and Subsidiary                           3
                     Notes to Consolidated Financial Statements              7

                     Financial Statements of James Cable Finance Corp.      10
                     Notes to Financial Statements                          13

     Item 2.         Management's Discussion and Analysis of Financial
                     Condition and Results of Operations                    14

PART II.  OTHER INFORMATION                                                 19

PART 1.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                   September 30        December 31,
                                                                                        1997              1996
                                                                                   -------------       ------------
                                                                                     (Unaudited)
                               ASSETS
                               ------
Cash & Cash Equivalents                                                          $    8,204,862        $    100,813
Accounts Receivable - Subscribers (Net of allowance for
    doubtful accounts of $12,376 in 1997 and $14,688 in 1996)                         3,290,941           3,307,074
Prepaid Expenses & Other                                                                247,657             215,944
Property & Equipment:
    Cable television distribution systems and equipment                              77,458,873          71,802,231
    Land and land improvements                                                          229,704             229,704
    Buildings and improvements                                                          932,760             932,760
    Office furniture & fixtures                                                       1,147,281           1,147,281
    Vehicles                                                                          3,046,103           3,046,103
                                                                                 --------------        ------------
       Total                                                                         82,814,721          77,158,079
    Less accumulated depreciation                                                   (71,279,455)        (69,153,781)
                                                                                 --------------        ------------
       Total                                                                         11,535,266           8,004,298
Deferred Financing Costs (Net of accumulated amortization of
    $76,610 in 1997 and $5,210,047 in 1996) (Note 1)                                  3,983,237           2,314,896
Intangible Assets, Net                                                               15,133,047          18,881,070
Deposits                                                                                 18,037              20,037
                                                                                 --------------        ------------
Total Assets                                                                     $   42,413,047        $ 32,844,132
                                                                                 ==============        ============
                          LIABILITIES & PARTNERS' DEFICIT
                          -------------------------------
Liabilities:
    Debt (Note 2)                                                                $  100,020,322        $ 82,494,236
    Accounts payable                                                                     80,800             362,636
    Accrued expenses                                                                  4,048,000           3,428,776
    Unearned revenue                                                                  2,898,178           2,877,029
    Subscriber deposits                                                                  25,883              27,673
                                                                                 --------------        ------------
       Total                                                                        107,073,183          89,190,350
Commitments and Contingencies (Note 3)
Partners' Deficit:
    Limited partners                                                                (58,499,479)        (50,587,123)
    General partner                                                                  (6,160,657)         (5,759,095)
                                                                                 --------------        ------------
       Total                                                                        (64,660,136)        (56,346,218)
                                                                                 --------------        ------------
Total Liabilities & Partners' Deficit                                            $   42,413,047        $ 32,844,132
                                                                                 ==============        ============


                See notes to consolidated financial statements.

                  JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three     For the Three    For the Nine        For the Nine
                                               Months Ended      Months Ended     Months Ended        Months Ended
                                               September 30,     September 30,    September 30,       September 30,
                                                    1997              1996            1997                1996
                                               -------------     -------------    -------------       -------------
                                                                          (Unaudited)
Revenues                                       $  8,922,617      $  8,689,812     $ 26,728,392        $ 26,250,896
System Operating Expenses (Excluding
    Depreciation and Amortization)                4,356,719         4,126,388       12,850,947          12,065,292
Non-System Operating Expenses:
    Management fee                                  454,097           444,680        1,360,792           1,348,495
    Other                                           142,858           161,366          475,596             524,699
                                               ------------      ------------     ------------        ------------
    Total nonsystem operating
       expenses                                     596,955           606,046        1,836,388           1,873,194
Depreciation and Amortization                     2,279,428         2,318,005        5,873,724           6,954,012
                                               ------------      ------------     ------------        ------------
Operating Income                                  1,689,515         1,639,373        6,167,333           5,358,398
Interest and Other:
    Interest expense                             (2,539,786)       (2,103,596)      (6,808,247)         (6,708,394)
    Interest income                                  52,584             2,296           56,259              22,690
    Other                                           (17,725)          (16,721)        (204,251)           (176,757)
                                               ------------      ------------     ------------        ------------
       Total interest and other                  (2,504,927)       (2,118,021)      (6,956,239)         (6,862,461)
                                               ------------      ------------     ------------        ------------
Loss before Extraordinary Item                     (815,412)         (478,648)        (788,906)         (1,504,063)
Extraordinary Loss due to Debt
    Refinancing                                  (3,125,012)                0       (3,125,012)                  0
                                               ------------      ------------     ------------        ------------
Net Loss                                       $ (3,940,424)     $   (478,648)    $ (3,913,918)       $ (1,504,063)
                                               ============      ============     ============        ============


               See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                  Limited            General
                                                  Partners           Partner            Total
                                               --------------    ---------------    --------------
Balance, December 31, 1996                    $  (50,587,123)   $   (5,759,095)    $  (56,346,218)
    Net loss (unaudited)                          (3,724,876)         (189,042)        (3,913,918)
    Repurchase of warrants (unaudited)            (4,187,480)         (212,520)        (4,400,000)
                                              --------------    --------------     --------------
Balance, September 30, 1997 (unaudited)       $  (58,499,479)   $   (6,160,657)    $  (64,660,136)
                                              ==============    ==============     ==============



                See notes to consolidated financial statements.

                  JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                           For the Nine              For the Nine
                                                                           Months Ended              Months Ended
                                                                           September 30,             September 30,
                                                                               1997                      1996
                                                                           -------------            -------------
                                                                                         (Unaudited)
Cash Flows from Operating Activities:
   Net loss                                                               $  (3,913,918)            $  (1,504,063)
   Adjustments to reconcile net loss to net cash flows
       from operating activities:
       Depreciation                                                           2,125,674                 2,287,557
       Amortization                                                           3,748,050                 4,666,455
       Noncash interest expense                                               2,391,478                   504,504
   Decrease (Increase) in assets:
       Accounts receivable                                                       16,133                   (53,533)
       Prepaid expenses                                                         (31,713)                   10,711
       Deposits                                                                   2,000                    61,495
   (Decrease) Increase in liabilities:
       Accounts payable                                                        (281,836)                  104,474
       Accrued expenses                                                         619,224                   135,557
       Unearned revenue                                                          21,149                    92,095
       Subscriber deposits                                                       (1,790)                   (2,522)
                                                                          -------------             -------------
          Total adjustments                                                   8,608,369                 7,806,793
                                                                          -------------             -------------
          Cash flows from operating activities                                4,694,451                 6,302,730
Cash Flows used in Investing Activities:
   Additions to property and equipment                                       (5,656,642)               (2,761,338)
                                                                          -------------             -------------
          Cash flows used in investing activities                            (5,656,642)               (2,761,338)
Cash Flows from (used in) Financing Activities:
   Principal payments on debt                                               (82,407,796)               (4,236,187)
   Proceeds from debt borrowings                                            100,000,000                         0
   Payments on capital lease obligation                                         (66,117)                  (88,876)
   Deferred financing costs                                                  (4,059,847)                        0
   Repurchase of warrants                                                    (4,400,000)                        0
                                                                          -------------             -------------
          Cash flows from (used in) financing activities                      9,066,240                (4,325,063)
                                                                          -------------             -------------
Net Increase (Decrease) in Cash and Cash Equivalents                          8,104,049                  (783,671)
Cash and Cash Equivalents, Beginning of Period                                  100,813                 1,055,916
                                                                          -------------             -------------
Cash and Cash Equivalents, End of Period                                  $   8,204,862             $     272,245
                                                                          =============             =============
Supplemental Disclosure of Cash Flow Information -
   Cash paid for interest during the period                               $   5,650,675             $   5,691,838
                                                                          =============             =============


                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)  BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - James Cable Partners, L.P. (the "Partnership") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of the Partnership for the sole purpose of acting as co-issuer with the Partnership of the Notes and Exchange Notes referred to below (Note 2). References to the "Company" herein are to the Partnership and Finance Corp. consolidated, or to the Partnership prior to the organization of Finance Corp., as appropriate.

     DEFERRED FINANCING COSTS in connection with the refinancing that was effective June 30, 1995 were being amortized on the straight-line method over a 5 year life. These costs were written-off in connection with the new refinancing that occurred through the issuance of the Notes which was effective August 15, 1997. Deferred financing costs in connection with the new refinancing are being amortized on the straight-line method over 5 years for the new bank credit facility and 7 years for the 10-3/4% Senior Notes due 2004 (Note 2).

     UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 1996 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1996 included in the Company's Form S-4 Registration Statement concerning the Exchange Notes on file with the Securities and Exchange Commission (File No. 333-35183). The results for interim periods are not necessarily indicative of the results for a full year.

(2)  DEBT

     Debt consists of the following:

                                               Sept. 30,        Dec. 31,
                                                 1997             1996
                                                 ----             ----
                                             (unaudited)

         New Bank Credit Facility           $     ---        $     ---
         10-3/4% Senior Notes due 2004         100,000,000         ---
         Prior Bank Credit Facility               ---          66,254,437
         Subordinated notes                       ---          16,153,359
         Capital lease obligation                   20,322         86,440
                                            --------------   ------------
         Total                              $  100,020,322   $ 82,494,236
                                            ==============   ============

     10-3/4% Notes - The $100 million principal amount 10-3/4% Senior Notes due 2004 (the "Notes") were issued by the Company on August 15, 1997 pursuant to a contract entered into on August 12, 1997. The Notes are unsecured and bear interest at 10.75% per annum, payable semi-annually on February 15 and August 15. The Notes were issued in transactions exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") and consequently are subject to certain transfer restrictions; however, in accordance with a Registration Rights Agreement entered into in connection with the issuance of the Notes, on November 5, 1997, the Company registered under the Securities Act $100 million principal amount of 10-3/4% Series B Senior Notes due 2004 (the "Exchange Notes"), and shortly thereafter commenced an offer to holders of the Notes to exchange the Notes for the Exchange Notes in equal principal amounts (the "Exchange Offer"). The Exchange Offer is scheduled to expire on December 9, 1997, but may be extended by the Company. Except for the absence of transfer restrictions, the terms of the Exchange Notes will be substantially identical to those of the Notes.

     Retirement of Prior Debt and Warrants - A portion of the proceeds from the issuance of the Notes was used to repay $66.4 million principal, plus interest, that was then outstanding under the Company's prior bank credit facility and $16.6 million principal, plus interest, that was then outstanding under the subordinated notes. In addition, $4.4 million of the Note proceeds were used to purchase warrants that had been issued to the subordinated noteholders in conjunction with the subordinated notes.

     The subordinated notes bore interest at the rate of 14% per annum and were not redeemable by the Company prior to June 30, 1998. In order to retire the subordinated notes, the Company was required to pay the subordinated noteholders an additional amount agreed by them to be the equivalent of the additional interest that would have been payable to them had the subordinated notes remained outstanding until June 30, 1998. This amount has been treated as an extraordinary item by the Company in the third quarter of 1997 (see calculation of extraordinary item below).

     Had the warrants become exercisable, they would have entitled the subordinated noteholders to purchase a percentage of equity in the Partnership, when and if certain criteria were met. They also had certain put and call features with repurchase amounts to be calculated pursuant to specific formulas, which would have become exercisable under certain conditions.
Neither the warrants nor the put and call features had become exercisable by the time the Notes were issued, but the subordinated noteholders were unwilling to permit prepayment of the subordinated notes at that time unless the warrants were also purchased by the Company. Consequently, the Company agreed to purchase them at the $4.4 million price required by the subordinated noteholders. This payment has been treated as an equity transaction by the Company in the third quarter of 1997.

     New Bank Credit Facility - In conjunction with the issuance of the Notes, the Company entered into a new bank credit facility (the "New Facility"). The New Facility provides for additional borrowings of up to $20 million (with an option to increase the amount to $30 million), subject to maintaining a specified ratio of total debt to annualized six-month EBITDA and maintaining certain other specified ratios. The New Facility is secured by a first priority lien and security interest in substantially all the assets of the Company. The interest rate on the New Facility is based on one to six month LIBOR rates plus a certain percentage based on provisions related to debt to earnings ratios and events of default, as defined. At September 30, 1997 no borrowings under the New Facilities had occurred. Due to ratio requirements, the maximum borrowings then permissible under the New Facility were approximately $12 million.

     Extraordinary Loss - In connection with the prepayment of the prior bank credit facility and the subordinated notes, the Company realized an extraordinary loss as follows:

        Write-off deferred financing costs       $1,894,451
        Additional interest                      $1,230,561
                                                 ----------

        Total extraordinary loss                 $3,125,012
                                                 ==========


(3)  REGULATORY MATTERS

     In October, 1992, Congress enacted the Cable Television Consumer and Competition Act of 1992 (the "1992 Cable Act") which greatly expanded federal and local regulation of the cable television industry. In April 1993, the Federal Communications Commission ("FCC") adopted comprehensive regulations, effective September 1, 1993, governing rates charged to subscribers for basic cable and cable programming services which allowed cable operators to justify regulated rates in excess of the FCC benchmarks through cost of service showings at both the franchising authority level for basic service and to the FCC in response to complaints on rates for cable programming services.

     On February 22, 1994, the FCC issued further regulations which modified the FCC's previous benchmark approach, adopted interim rules to govern cost of service proceedings initiated by cable operators and lifted the stay of rate regulations for small cable systems.

     On November 10, 1994, the FCC adopted "going forward" rules that provided cable operators with the ability to offer new product tiers priced as operators elect, provided certain limited conditions are met, permit cable operators to add new channels at reasonable prices to existing cable programming service tiers and created an additional option pursuant to which small cable operators may add channels to cable programming service tiers.

     In May 1995, the FCC adopted small company rules that provided small systems regulatory relief by implementing an abbreviated cost of service rate calculation method. Using this methodology, for small systems seeking to establish rates no higher than $1.24 per channel, the rates are deemed to be reasonable.

     In February 1996, the Telecommunications Act of 1996 was enacted which, among other things, deregulated cable rates for small systems on their programming tiers.

                            JAMES CABLE FINANCE CORP.
 (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                 PARTNERSHIP)

                        BALANCE SHEET SEPTEMBER 30, 1997
                                  (UNAUDITED)

                                     ASSETS
                                     ------
Cash and cash equivalents                                                         $1,000
                                                                                  ======
                              SHAREHOLDER'S EQUITY
                              --------------------
Shareholder's equity - Common stock (1,000 shares issued and outstanding)         $1,000
                                                                                  ======

                       See notes to financial statements.

                           JAMES CABLE FINANCE CORP.
              (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS,
                     L.P., A DELAWARE LIMITED PARTNERSHIP)

                       STATEMENT OF SHAREHOLDER'S EQUITY

Balance, at June 19, 1997 (date of inception)        $   ----
    Issuance of Common Stock                            1,000
    Net Income (Unaudited)                               ----
                                                     --------


Balance, September 30, 1997 (Unaudited)              $  1,000
                                                     ========

                       See notes to financial statements.

                           JAMES CABLE FINANCE CORP.
(A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                 PARTNERSHIP)

                           STATEMENT OF CASH FLOWS
      PERIOD OF JUNE 19, 1997 (DATE OF INCEPTION) TO SEPTEMBER 30, 1997
                                 (UNAUDITED)

Cash Flows from Operating Activities:
    Net income                                                        $  ----
                                                                      --------
        Cash flows from operating activities                             ----

Cash Flows from Investing Activities                                     ----

Cash Flows from Financing Activities:
    Issuance of common stock                                             1,000
                                                                      --------
        Cash flows from financing activities                             1,000
                                                                      --------
Net Increase in Cash and Cash Equivalents                                1,000

Cash and Cash Equivalents, Beginning of Period                           ----
                                                                      --------
Cash and Cash Equivalents, End of Period                              $  1,000
                                                                      ========

                       See notes to financial statements.

                           JAMES CABLE FINANCE CORP.
                   (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE
                PARTNERS, L.P., A DELAWARE LIMITED PARTNERSHIP)

                NOTES TO THE FINANCIAL STATEMENTS (Unaudited)

(1)  ORGANIZATION

     James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. (the "Partnership"), a Delaware Limited Partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with the Partnership of $100 million aggregate principal amount of the 10-3/4% Senior Notes.
Finance Corp. has nominal assets and will not have any material operations.

(2)  STATEMENT OF OPERATIONS

     Since there were no operations in the Finance Corp. from the Date of Inception through September 30, 1997, a Statement of Operations has not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial conditions and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed under "Risk Factors" in the Company's Form S-4 Registration Statement filed September 8, 1997 (File No. 333-35183).

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence or discontinue service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 1997, the Company had 78,171 basic subscribers and 26,060 premium subscriptions, representing basic penetration of 60.5% and premium penetration of 33.3%.

     System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Company's systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic and premium cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Selling, service and administrative expenses directly attributable to the Company's systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sale costs.

     Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include all legal, audit and tax fees, an incentive bonus pool accrual for the General Managers of the Company's systems and amounts paid to its general partner for management expenses.

LIQUIDITY AND CAPITAL RESOURCES

     In August 1997 the Company issued $100 million of unsecured 10-3/4%
Senior Notes due 2004 (the "Notes"). Concurrently with the issuance of the Notes, the Company repaid all of its then existing indebtedness under its prior bank credit facility and its then outstanding subordinated debt and entered into a new bank credit facility (the "New Facility" and, together with the Notes, the "Refinancing"). The Refinancing is expected to provide the Company with greater flexibility by extending the maturities of its long-term debt and imposing less restrictive covenants. As no borrowings under the New Facility were necessary to complete the Refinancing, upon completion of the Refinancing (and subject to the terms of the New Facility and the Company's Partnership Agreement) the Company had the ability to borrow up to $20 million (with an option to increase the amount to $30 million) under the New Facility. The New Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.0 to 1.0. As of October 31, 1997 the covenants contained in the New Facility would have limited the Company's maximum borrowings thereunder to approximately $11 million.

     The New Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Issuers. The New Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the New Facility to annualized six-month EBITDA) of no more than 2.5 to 1; and (c) maintain the total debt ratio described above. The Company is in compliance with each of these covenants.

     At September 30, 1997 the Company's total indebtedness was $100.0 million, its total assets were $42.4 million and its partners' deficit was $64.7 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity date of the Notes.

     Cash Flows from Operating Activities. Net cash from operating activities was $4.7 million for the nine months ended September 30, 1997 as compared to $6.3 million for the nine months ended September 30, 1996.

     Cash Flows from Investing Activities. Net cash used in investing activities was $5.7 million for the nine months ended September 30, 1997 as compared to $2.8 million for the nine months ended September 30, 1996. This increase was primarily due to capital expenditures associated with the Company's selective upgrades during 1997.

     Cash Flows from Financing Activities. Cash flows from financing activities were $9.1 million for the nine months ended September 30, 1997 as compared to cash flows used in financing activities of $4.3 million for the nine months ended September 30, 1996. The primary reason for this substantial increase was the issuance of the $100 million Notes on August 15, 1997. Amounts paid from the $100 million proceeds included $82.4 million to repay the existing bank credit facility and the then outstanding subordinated notes, $4.4 million to repurchase certain warrants attached to the subordinated notes and $4.1 million in deferred financing costs associated with the Refinancing. This left approximately $9 million for additional working capital needed for the Company's new business strategies.


RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                            For the Three Months ended September 30,
                                                    1997                    1996
                                                    ----                    ----
                                          Amount           %age      Amount       %age
                                          ------           ----      ------       ----
                                                      (Dollars in thousands)
Revenues                                $  8,923          100.0%    $ 8,690      100.0%
System operating expenses                  4,357           48.8%      4,127       47.5%
Non-System operating expenses                597            6.7%        606        7.0%
Depreciation and amortization              2,279           25.5%      2,318       26.7%
                                        --------        --------    -------     -------
Operating income                           1,690           19.0%      1,639       18.8%
Interest expense, net                      2,487           27.9%      2,101       24.2%
Other expenses                                18            0.2%         17        0.2%
                                        --------        --------    -------     -------
Loss before extraordinary item              (815)          (9.1%)      (479)      (5.6%)
Extraordinary loss due to debt
   refinancing                             3,125           35.0%          0        0.0%
                                        --------        --------    -------     -------
Net loss                                $ (3,940)         (44.1%)   $  (479)      (5.6%)
                                        ========        ========    =======     =======
EBITDA (1)                              $  3,969           44.5%    $ 3,957       45.5%

                                           For the Nine Months ended September 30,
                                                1997                      1996
                                                ----                      ----
                                        Amount         %age        Amount       %age
                                        ------         ----        ------       ----
                                                 (Dollars in thousands)
Revenues                                $   26,728      100.0%      $26,251      100.0%
System operating expenses                   12,851       48.1%       12,065       46.0%
Non-System operating expenses                1,836        6.9%        1,873        7.1%
Depreciation and amortization                5,874       22.0%        6,954       26.5%
                                        ----------     -------      -------     -------
Operating income                             6,167       23.0%        5,359       20.4%
Interest expense, net                        6,752       25.3%        6,686       25.5%
Other expenses                                 204        0.8%          177        0.7%
                                        ----------     -------      -------     -------
Loss before extraordinary item                (789)      (3.1%)      (1,504)      (5.8%)
Extraordinary loss due to debt
   refinancing                               3,125       11.7%            0        0.0%
                                        ----------     -------      -------     -------
Net loss                                $   (3,914)     (14.8%)     $(1,504)      (5.8%)
                                        ==========     =======      =======     =======
EBITDA (1)                              $   12,041       45.0%      $12,313       46.9%

(1)  EBITDA represents operating income before depreciation and amortization.

THREE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues for the three months ended September 30, 1997 increased by $200,000 to $8.9 million from $8.7 million for the three months ended September 30, 1996. Average monthly total revenues per subscriber increased for the three months ended September 30, 1997, as compared to the same period last year, from $36.59 to $38.08. These improvements were due to increases in subscription rates in certain of the Company's systems beginning in the fourth quarter of 1996. The Company has historically increased subscriber rates in certain of its systems during the fourth quarter to offset increases in its operating costs. Revenue growth generated by the rate increases was adversely affected by a reduction in the number of basic subscribers (1,038 or 1.3%) from September 30, 1996 to September 30, 1997. The Company believes this reduction in subscribers is due to the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from DBS and wireless cable services. The Company has responded with certain strategic capital improvement projects, along with an increased and more concentrated marketing emphasis in each of its systems.

     System Operating Expenses. System operating expenses for the three months ended September 30, 1997 were $4.4 million, an increase of $200,000, or 5.6%, over the three months ended September 30, 1996. As a percentage of revenues, system operating expenses increased 1.3% from 47.5% in 1996 to 48.8% in 1997. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases. The remaining variance is primarily due to increased spending associated with the Company's marketing initiative launched in the fourth quarter of 1996.

     Non-System Operating Expenses. Non-system operating expenses decreased $9,000, or 1.5%, from the three months ended September 30, 1996 to the three months ended September 30, 1997. This decrease was due to normal fluctuations in certain corporate overhead accounts.

     EBITDA. As a result of the foregoing, EBITDA remained constant at $4.0 million for the three months ended September 30, 1997 and the three months ended September 30, 1996.

     Depreciation and Amortization. Depreciation and amortization remained constant at $2.3 million for the three months ended September 30, 1997 and for the three months ended September 30, 1996. Decreases in depreciation and amortization resulting from certain assets becoming fully depreciated or amortized were offset by the capital expenditures made in 1997 as a part of the Company's ongoing selective upgrade program.

     Interest Expense, Net. Interest expense, net increased $400,000, or 18.4%, from $2.1 million for the three months ended September 30, 1996 to $2.5 million for the three months ended September 30, 1997. This is primarily the result of the increase in the Company's debt from $84 million at September 30, 1996 to $100 million at September 30, 1997.

     Net Loss. Net loss increased $3.4 million from $500,000 for the three months ended September 30, 1996 to $3.9 million for the three months ended September 30, 1997. Approximately $3.1 million of this increase is due to extraordinary losses relating to the Refinancing, with the remaining $300,000 attributable to the change in interest expense, net discussed above.

NINE MONTHS ENDED SEPTEMBER 30, 1997 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1996

     Revenues. Revenues for the nine months ended September 30, 1997 increased by $500,000 to $26.7 million from $26.2 million for the nine months ended September 30, 1996. Average monthly total revenues per subscriber increased for the nine months ended September 30, 1997, to $37.93 from $36.53 for the nine months ended September 30, 1996. These improvements were due to increases in subscription rates in certain of the Company's systems beginning in the fourth quarter of 1996. The Company has historically increased subscriber rates in certain of its systems during the fourth quarter in order to offset increases in its operating costs. Revenue growth generated by the rate increases was adversely affected by a reduction in the number of basic subscribers (1,038 or 1.3%) from September 30, 1996 to September 30, 1997. The Company believes this reduction in subscribers is due to the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from DBS and wireless cable services. The Company has responded with certain strategic capital improvement projects, along with an increased and more concentrated marketing emphasis in each of its systems.

     System Operating Expenses. System operating expenses for the nine months ended September 30, 1997 were $12.9 million, an increase of $800,000, or 6.5%, over the nine months ended September 30, 1996. As a percentage of revenues, system operating expenses increased 2.1% from 46.0% in 1996 to 48.1% in 1997. Approximately one-half of this increase is due to increased spending associated with the Company's marketing initiative launched in the fourth quarter of 1996. The remaining variance is primarily due to variable cost increases associated with increased programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses decreased $37,000, or 2.0%, from $1.9 million for the nine months ended September 30, 1996 to $1.8 million for the nine months ended September 30, 1997. Non-system operating expenses were higher in 1996 due to certain non-recurring costs aggregating nearly $40,000.

     EBITDA. As a result of the foregoing, EBITDA decreased $300,000, or 2.2%, from $12.3 million for the nine months ended September 30, 1996 to $12.0 million for the nine months ended September 30,

1997.

     Depreciation and Amortization. Depreciation and amortization decreased $1.1 million, or 15.5%, from $7.0 million for the nine months ended September 30, 1996 to $5.9 million for the nine months ended September 30, 1997 primarily due to certain assets becoming fully depreciated or amortized. The decrease was partially offset by substantial capital expenditures made in 1997 as a part of the Company's ongoing selective upgrade program.

     Interest Expense, Net. Interest expense, net increased $100,000, or 1.0%, from $6.7 million for the nine months ended September 30, 1996 to $6.8 million for the nine months ended September 30, 1997. This is primarily the result of the increase in the Company's debt from $84 million at September 30, 1996 to $100 million at September 30, 1997.

     Net Loss. As a result of the foregoing, and due to the extraordinary loss of $3.1 million in 1997 in connection with the Refinancing, net loss increased from $1.5 million for the nine months ended September 30, 1996 to $3.9 million for the nine months ended September 30, 1997.

NEW DEVELOPMENT

     The Company recently learned that the City of Forsyth, Georgia has voted to build and operate a cable television system in Forsyth, and potentially in the surrounding area of Monroe County, which would then compete directly with the Company's existing franchises. Although the Company has initiated a local campaign against the project, the Company cannot predict whether or not it will be successful in its efforts to stop the construction.

     At October 31, 1997, the Company had 1,700 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition would likely result in a loss of subscribers to the Company's system and make it more difficult for the Company to maintain its prices for subscriptions to the system.

     PART II.  OTHER INFORMATION

Item 6.

     (a)   Exhibits.


EXHIBIT NO.       DESCRIPTION
-----------       -----------

      3.1   --    Amended and Restated Agreement of Limited Partnership of James Cable
                  Partners, L.P. dated as of June 30, 1995*

      3.2   --    Certificate of Limited Partnership of James Cable Partners, L.P.*

      3.3   --    Articles of Incorporation of James Cable Finance Corp.*

      3.4   --    Bylaws of James Cable Finance Corp.*

      4.1   --    Indenture dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance Corp., and United
                  States Trust Company of New York, as Trustee*

      4.3   --    Credit Agreement dated as of August 15, 1997 among James Cable Partners, L.P., the lenders party thereto, NBD Bank as documentation agent and Canadian Imperial Bank of Commerce as co-agent*

      4.4   --    Company Security Agreement dated as of August 15, 1997 between James Cable Partners, L.P. and NBD Bank as documentation agent*

      4.5   --    Guaranty Agreement dated as of August 15, 1997 by James Cable Finance Corp. in favor of the Lenders and Agents named therein*

      4.6   --    Guarantor Security Agreement dated as of August 15, 1997 between James Cable Finance Corp. and NBD Bank as documentation agent*

      10.1  --    Securities Purchase Agreement dated as of August 12, 1997 among James Cable Partners, L.P., James Cable Finance
                  Corp. and the Initial Purchasers*

      10.2  --    Registration Rights Agreement dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance
                  Corp. and the Initial Purchasers*

      27.1  --    Financial Data Schedules**

___________________________
* Incorporated by reference to the exhibits to the Registrants' Registration Statement on Form S-4, File No. 333-35183.

**   Filed herewith.

(b) Reports on Form 8-K

     None.

                                      SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrants have duly caused this report to be signed on their behalf by the undersigned, thereunto duly authorized.


                                           JAMES CABLE PARTNERS, L.P.

                                           By:  James Communications Partners
                                                General Partner

                                           By:  Jamesco, Inc.
                                                Partner

Date:  December 2, 1997                    By:  /s/  William R. James
                                                -------------------------------
                                                  William R. James
                                                  President

                                           By:  James Communications Partners
                                                General Partner

                                           By:  DKS Holdings, Inc.
                                                Partner

Date:  December 2, 1997                    By:  /s/ Daniel R. Shoemaker
                                                --------------------------------
                                                  Daniel R. Shoemaker
                                                  President (Principal account
                                                  officer)

                                           Date:  December 2, 1997


                                           JAMES CABLE FINANCE CORP.


Date:  December 2, 1997                    By:  /s/ William R. James
                                                --------------------------------
                                                  William R. James
                                                  President

Date:  December 2, 1997                    By:  /s/ Daniel K. Shoemaker
                                                --------------------------------
                                                  Daniel K. Shoemaker
                                                  Treasurer (Principal
                                                  accounting officer)

                                EXHIBIT INDEX



Exhibit No.               Description
-----------               -----------
     27                   Financial Data Schedule