Form 10-K405
period 1997-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1998-03-12
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

(Mark One)         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   /X/             SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

             Commission file numbers 333-35183 and 333-35183-01

                         JAMES CABLE PARTNERS, L.P.
                          JAMES CABLE FINANCE CORP.
         (Exact name of Registrants as specified in their charters)


         Delaware                                                38-2778219
         Michigan                                                38-3182724
(State or Other Jurisdiction of                                 (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

710 North Woodward Avenue, Suite 180                                48304
Bloomfield Hills, Michigan                                        (Zip Code)
(Address of Principal Executive Offices)


Registrants' telephone number, including area code:  (248) 647-1080

Securities registered pursuant to Section 12(b) of the Act:  None.

Securities registered pursuant to Section 12(g) of the Act:  None.


Indicate by check mark whether each of the registrants (1) has filed all reports required to be by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

The aggregate market value of the voting and non-voting common equity of James Cable Partners, L.P. held by non-affiliates of James Cable Partners, L.P. is estimated to be $0.

The aggregate market value of the voting and non-voting common equity of James Cable Finance Corp. held by non-affiliates of James Cable Finance Corp. is estimated to be $0.

The number of shares of James Cable Finance Corp. outstanding as of February 27, 1998 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                              TABLE OF CONTENTS


                                                                                                                   Page No.
                                                       PART I
           Item 1.     Business.........................................................................                  2
                               General..................................................................                  2
                               Business Strategy........................................................                  2
                               Industry Overview........................................................                  4
                               The Systems..............................................................                  5
                               Programming and Subscriber Rates.........................................                  8
                               Customer Service and Marketing...........................................                 10
                               Technical Overview.......................................................                 10
                               Franchises...............................................................                 11
                               Competition..............................................................                 12
                               Legislation and Regulation...............................................                 14
                               Insurance................................................................                 18
                               Employees................................................................                 19
           Item 2.     Properties.......................................................................                 19
           Item 3.     Legal Proceedings................................................................                 19
           Item 4.     Submission of Matters to a Vote of Security Holders..............................                 20

                                                       PART II
           Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters............                 20
           Item 6.     Selected Financial Data..........................................................                 21
           Item 7.     Management's Discussion and Analysis of Financial Condition and
                        Results of Operations...........................................................                 24
                              Overview..................................................................                 24
                              Results of Operations.....................................................                 25
                              Liquidity and Capital Resources...........................................                 26
                              Impact of Inflation and Changing Prices...................................                 28
                              Year 2000 Compliance......................................................                 29
                              Effects of New Accounting Pronouncements..................................                 29
                              Forward-Looking Statements................................................                 29
           Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................                 32
           Item 8.     Financial Statements and Supplementary Data......................................                 32
           Item 9.     Changes in and Disagreements with Accountants on
                        Accounting and Financial Disclosure.............................................                 32

                                                      PART III
           Item 10.    Directors and Executive Officers.................................................                 33
           Item 11.    Executive Compensation...........................................................                 34
           Item 12.    Security Ownership of Certain Beneficial Owners and Management...................                 35
           Item 13.    Certain Relationships and Related Transactions...................................                 36

                                                       PART IV
           Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................                 36


                                    PART I

ITEM 1.  BUSINESS

GENERAL:

     James Cable Partners, L.P. ("James," and together with its wholly owned subsidiary James Cable Finance Corp., the "Company") owns, operates and develops cable television systems (the "Systems") serving rural communities in seven geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 1997, the Systems passed an estimated 129,291 homes and served 78,197 basic subscribers, representing a basic penetration of 60.5%. The Company's goal is to maintain its position as the preferred provider of video services, and to become the single hard wire broadband provider of enhanced video services, advanced telecommunication services and telephony, in the markets that it serves. James' principal executive offices are located at 710 N. Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

     James was formed as a limited partnership pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, a certificate of limited partnership that was filed with the Secretary of State of Delaware on January 12, 1988, and an Amended and Restated Agreement of Limited Partnership dated as of June 30, 1995, as amended (the "Partnership Agreement"). The purpose of James' formation, as set forth in the Partnership Agreement, is to realize capital appreciation through the ownership, control and operation of assets comprising cable television systems. James will be dissolved upon the earliest to occur of (i) December 31, 2005 (the "Term"), (ii) a determination by the General Partner of James that James should be dissolved, with the approval of 60% of the Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 66 2/3% of the Limited Partner interests of James, (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner. The Term can be extended upon the affirmative vote of 66 2/3% of the Limited Partner interests and the consent of the General Partner. In certain of the foregoing cases, the Limited Partners may elect under the Partnership Agreement to reconstitute the business of James in a new limited partnership with a new General Partner elected by the Limited Partners.

     Since its inception in 1988, James' business and affairs have been managed and controlled by its general partner, James Communications Partners, a Michigan co-partnership (the "General Partner"). The General Partner is managed and controlled by its three general partners, Jamesco, Inc., Trenary Corp., Ltd, and DKS Holdings, Inc. See "Part III-Item 10. Directors and Executive Officers." The General Partner's principal executive office is located at 710 N. Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304 and its telephone number is
(248) 647-1080.

     James Cable Finance Corp. ("Finance Corp.") is a wholly-owned subsidiary of James that was incorporated under the laws of the State of Michigan on June 19, 1997 for the purpose of serving as a co-issuer with James of (i) the $100 million aggregate principal amount of 10 3/4% Senior Notes due 2004 that were sold for cash on August 15, 1997 (the "Notes") and (ii) the $100 million principal amount of 10 3/4% Series B Senior Notes due 2004 that the Company exchanged for the Notes during the fourth quarter of 1997 (the "Exchange Notes"). (For further descriptions of the Notes and the Exchange Notes, see "Part II - Item 5. Market for Registrant's Common Equity and Related Shareholder Matters.") Finance Corp.'s only asset consists of $1,000 cash and there are substantial contractual restrictions on its activities. Finance Corp.'s principal executive office is located at 710 North Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

BUSINESS STRATEGY:

     The Company believes that there are competitive and economic advantages to owning and operating cable television systems in rural markets. Due to lower population densities and higher per household plant installation costs, rural markets are more likely than larger urban and suburban markets to have a single hard wire broadband video and telecommunications service provider. In addition, cable television systems in rural markets are typically characterized by lower churn rates and greater penetration than larger urban and suburban markets. In rural markets, cable service often is required for adequate reception of a full range of over-the-air television stations. Moreover, fewer entertainment alternatives are available, and cable television provides a major source of entertainment.

     The Company focuses on maintaining and improving system operating results. The Company has implemented extensive management, operational and technical changes designed to improve operating efficiencies, enhance operating cash flow and reduce overhead through economies of scale. To this end, the Company has "clustered" its Systems in concentrated geographic areas, which allows fixed costs to be spread over an expanded subscriber base. In an effort to further enhance its operational and financial performance, the Company from time to time considers opportunities to acquire or exchange its assets for cable television systems located near its existing markets.

     Management intends to solidify the Company's position as the preferred provider of video services and to become the single hard wire broadband provider of advanced telecommunications services and telephony in the communities that it serves. The Company's business strategy is to (i) selectively upgrade the Company's Systems, (ii) provide enhanced digital video, (iii) deliver advanced telecommunications services, including Internet access, and (iv) pursue strategic acquisitions.

     - Selectively Upgrade Systems. The Company is upgrading certain of its cable television systems to further strengthen the Company's position as the preferred provider of video services in the communities it serves. These upgrades, which employ fiber optic technology, increase the bandwidth of the Company's cable plant generally to 750 megahertz ("MHz"), thereby increasing channel capacity, enhancing signal quality and improving technical reliability. The Company believes the upgrades will enable it to offer comparable or superior video service and quality at attractive pricing levels relative to its competitors, such as direct broadcast satellite ("DBS"). The Company also believes that the upgrades will provide the technical platform necessary for the development and delivery of advanced telecommunications services and telephony.

        The Company completed the upgrade of its Durant System to 750 MHz in 1997. The upgrade of this cable plant, which serves approximately 4,300 subscribers, improved picture quality and reliability and enabled the Company to increase the number of channels offered by the Durant System from 40 to 60, with the potential for future expansion to 100 channels (or more using digital technology). Prior to this upgrade, the Durant System had experienced modest subscriber loss in connection with the elimination of a low-priced broadcast-station-only level of service and the increasing penetration of DBS. Following this upgrade, the Company began target marketing its service to homes that did not subscribe to cable. As a result of these efforts, as of December 31, 1997, year-over-year basic subscribers in the Durant System had increased nearly 7%.

        In addition, the Company is upgrading the cable plant in a number of its other Systems. The Company is nearing completion of the 750 MHz upgrade of its cable plant in Hawkinsville and Cochran, Georgia (which serves approximately 2,500 subscribers), and the 750 MHz upgrade of its cable plant in Douglas, Torrington, Wheatland and Lingle, Wyoming (which serves approximately 5,700 subscribers). Mapping and engineering are underway to upgrade cable plants serving an additional 3,000 subscribers in Georgia and 2,300 subscribers in Alabama. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant in certain systems serving an additional 19,000 subscribers to 750 MHz. The Company may expend additional funds to upgrade additional cable plant if it is economically feasible.

     - Provide Enhanced Digital Video. The Company intends to provide enhanced digital video in the upgraded Systems and certain other Systems using Headend In The Sky(REGISTERED TRADEMARK) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of Telecommunications, Inc. HITS will enable the Company to deliver video services such as pay-per-view programming and a tier or multiple tiers of niche satellite programming. The Company believes that these enhanced digital video services will allow it to provide a system comparable to DBS at a lower cost. The Company plans to introduce HITS services in its Durant System during the second quarter of 1998. The Company may schedule introduction in other Systems after evaluating the success of HITS services in Durant.

     -  Deliver Advanced Telecommunications Services, Including Internet
        Access. The Company believes that upgraded advanced telecommunications services will provide additional revenue opportunities with relatively small incremental capital investment. The Company further believes that cable infrastructure will provide the fastest, most cost-effective delivery mechanism for Internet access, inter- and intra- network data services and telephony. These advanced services should enable subscribers to receive the Internet at a peak data transmission speed up to 300 times faster than typical dial-up connections. The Company began offering Internet services in Durant, Oklahoma during the fourth quarter of 1997 and, at December 31, 1997, had approximately 44 Internet customers. This new line of business, which is still in the early stages of implementation, generated revenues of approximately $12,800 during the fourth quarter of 1997. The Company is planning to launch Internet services in certain other Systems during 1998.

        In anticipation of providing telephony, the Company is seeking switching capabilities. The Company has installed the required switch interface equipment and installed customer premises equipment at selected sites in the Durant System and plans to begin testing during the first quarter of 1998. Although the Company does not currently have the certification necessary to provide telephone service in Oklahoma and must be certified by the Oklahoma Corporation Commission prior to doing so, the Company believes that it can obtain the necessary certification. However, there can be no assurance as to if or when such certification will be obtained.

     - Pursue Strategic Acquisitions. The Company intends to consider opportunities to acquire cable television systems. Because it is more cost effective to provide advanced telecommunications services over an expanded subscriber base within a concentrated geographic area, the Company will generally seek to acquire cable television systems, or groups of systems, in close proximity to its existing Systems and markets. The Company may also consider acquisitions in other geographic areas where consistent with its business strategy. Furthermore, the Company may divest itself, through asset exchanges or outright sales, of cable television systems that do not readily lend themselves to the Company's business strategy. Factors likely to be considered by the Company in evaluating the desirability of a potential acquisition or asset exchange opportunity include price and terms, subscriber densities, growth potential (in terms of both market and cash flow) and whether the target system can be readily integrated into the Company's operations.

INDUSTRY OVERVIEW:

     A cable television system receives television, radio and data signals at the system's "headend" site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to deliver a wide variety of channels of television programming, primarily entertainment and informational video programming, to the homes of subscribers who pay fees for this service, generally on a monthly basis. A cable television system may also originate its own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time.

     The cable television industry developed in the United States in the late 1940s and early 1950s in response to the needs of residents in predominantly rural and mountainous areas of the country where the quality of off-air television reception was inadequate due to factors such as topography and remoteness from television broadcast towers. In the 1960s, cable systems also developed in small and medium-sized cities and suburban areas that had a limited availability of clear off-air television station signals. All of these markets are regarded within the cable industry as "classic" cable television system markets. In more recent years, cable television systems have been constructed in large urban cities and nearby suburban areas, where good off-air reception from multiple television stations usually is already available, in order to offer customers the numerous satellite-delivered channels typically carried by cable systems that are not otherwise available through broadcast television reception.

     Cable television systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT")), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather and public service announcements. For an extra monthly charge, cable television systems also offer "premium" television services to customers on a per-channel basis. These services (such as Home Box Office ("HBO"), Showtime and selected regional sports networks) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

     A customer generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenues for cable television systems. In addition to customer revenues, cable television systems also frequently offer to their customers home shopping services, which pay such systems a share of revenues from products sold in the systems' service areas. Some cable television systems also receive revenue from the sale of available spots on advertiser-supported programming.

THE SYSTEMS:

         The following table sets forth certain operating statistics for the Systems for the periods indicated:


                                               1993             1994           1995           1996             1997
                                               ----             ----           ----           ----             ----
Homes passed(1)                             127,863          127,943        128,908        129,291          129,291
Basic subscribers(2)                         79,414           80,529         80,190         78,449           78,197
Basic penetration(3)                          62.1%            62.9%          62.2%          60.7%            60.5%
Basic revenues(4)                           $24,693         $ 25,096       $ 26,914       $ 29,087         $ 29,978
Average monthly basic
 revenues per subscriber(5)                 $ 25.90          $ 26.16        $ 27.93        $ 30.47          $ 31.92
Premium subscriptions(6)                     28,064           28,765         28,900         25,652           24,076
Premium penetration(7)                        35.3%            35.7%          36.0%          32.7%            30.8%
Average monthly total revenues
 per subscriber(5)                          $ 31.49          $ 32.17        $ 34.56        $ 36.89          $ 38.10
Average annual system operating
 cash flow per subscriber(8)                  $ 200            $ 206          $ 227          $ 238            $ 235
Average annual EBITDA
 per subscriber(9)                            $ 172            $ 179          $ 199          $ 207            $ 202
Miles of plant                                3,430            3,430          3,483          3,483            3,483


----------

(1) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(2) For purposes of all information presented herein, and unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located

(3)  Basic subscribers as a percentage of homes passed.

(4) Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) and monthly charges for customer equipment rental.

(5) The average of the monthly total revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.

(6) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.

(7)  Premium subscriptions as a percentage of basic subscribers.

(8) System operating cash flow divided by the average number of basic subscribers for the period

(9)  EBITDA divided by the average number of basic subscribers for the period.

     The Company's Systems are divided into seven geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 1997 for the individual Clusters.



                                                                                                         ANNUALIZED
                                         PERCENT OF                                          AVERAGE       SYSTEM
                                            ALL                                              MONTHLY     OPERATING     SYSTEM
                                          SYSTEMS                                             TOTAL      CASH FLOW   OPERATING
                   HOMES       BASIC       BASIC       BASIC       PREMIUM      PREMIUM    REVENUE PER      PER      CASH FLOW
        CLUSTER    PASSED   SUBSCRIBERS  SUBSCRIBERS PENETRATION SUBSCRIPTIONS PENETRATION  SUBSCRIBER   SUBSCRIBER    MARGIN
        -------    ------   -----------  ----------- ----------- ------------- -----------  ----------   ----------    ------
Oklahoma/Texas..    33,413       16,979        21.7%       50.8%    3,954            23.3%      $ 37.43       $ 216        48.1%
Georgia.........    19,586       13,896        17.8        70.9     5,231            37.6         38.22         243        53.1
Louisiana.......    22,451       12,792        16.4        57.0     4,154            32.5         39.16         238        50.6
Colorado/Wyoming    15,000        9,897        12.6        66.0     3,389            34.2         36.71         221        50.2
Tennessee.......    14,470        9,628        12.3        66.5     2,256            23.4         38.02         261        57.3
Alabama.........    13,955        8,472        10.8        60.7     2,235            26.4         36.35         238        54.6
Florida.........    10,416        6,533         8.4        62.7     2,857            43.7         42.10         237        46.8
                   -------       ------      ------                ------
    Totals......   129,291       78,197       100.0%       60.5%   24,076            30.8%      $ 38.10       $ 235        51.4%
                   =======       ======      ======                ======


     The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $10.8 million in capital expenditures improving the plant and operations in this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), and upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system.

     The Company completed the upgrade of its Durant System to 750 MHz in 1997. The upgrade of this cable plant, which serves approximately 4,300 subscribers, improved picture quality and reliability and enabled the Company to increase the number of channels offered by the Durant System from 40 to 60, with the potential for future expansion to 100 channels (or more using digital technology). Prior to this upgrade, the Durant System had experienced modest subscriber loss in connection with the elimination of a low-priced broadcast-station-only level of service and the increasing penetration of DBS. Following this upgrade, the Company began target marketing its service to homes that did not subscribe to cable. As a result of these efforts, as of December 31, 1997, year-over-year basic subscribers in the Durant System had increased nearly 7%.

     The Company has consolidated the administrative and customer service operations for these Systems into one main office located in Durant, Oklahoma. This office provides all customer support, billing, marketing and technical operations for the Oklahoma/Texas Cluster.

     The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 1997, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,413 and the number of basic subscribers and premium subscriptions were 16,979 and 3,954, respectively.

     The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $6.2 million in capital improvements to the Georgia Cluster. The Company is nearing completion of the 750 MHz upgrade of its cable plant in Hawkinsville and Cochran, Georgia. As part of its contemplated $13 million cable plant upgrade, the Company is developing plans to upgrade its cable plant in other Georgia communities.

     The Georgia Cluster, as of December 31, 1997, passed an estimated 19,586 homes and had 13,896 basic subscribers and 5,231 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all customer service, billing, marketing and technical operations are centralized. These Systems have seen subscriber growth of roughly 18% since acquisition.

     The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

     The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $7.5 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants and installing three microwave complexes eliminating the need for eight headends. At December 31, 1997, the estimated number of homes passed for this Cluster was 22,451 and the number of basic subscribers and premium subscriptions was 12,792 and 4,154, respectively.

     Since acquiring the Louisiana Cluster, the Company has consolidated all administrative, customer service, technical and marketing operations into one central office located in Westlake, Louisiana.

     The economy in southwestern Louisiana ranges from the farming and cattle industry to the petro-chemical industry and gaming. Major employers in the area include CITGO Petroleum Corporation, PPG Industries, Inc. and Conoco, Inc. The introduction of riverboat casinos on Lake Charles has become very popular due to the proximity to Houston, and companies like Casino America, Inc. and Players International, Inc. have become major employers in the area.

     The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from an administrative office in Fort Collins, Colorado, with technical operations centrally located in Wheatland, Wyoming. Since these Systems were acquired, the Company has made $4.3 million in capital expenditures to improve plant reliability, reception and service. The Company is nearing completion of the 750 MHz upgrade of the Systems serving approximately 5,700 subscribers in Douglas, Torrington, Wheatland and Lingle, Wyoming.

     The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 1997, the estimated number of homes passed in this Cluster was 15,000 and the number of basic subscribers and premium subscriptions was 9,897 and 3,389, respectively.

     The Tennessee Cluster. The Tennessee Cluster is comprised of Systems that were acquired in July, 1988 and serves rural communities north and west of Knoxville, Tennessee. Since its acquisition of the Systems in this Cluster, the Company has made $5.0 million in capital expenditures, improving plant reliability, reception and service as well as providing for the availability of additional channels. Approximately half of these Systems have been upgraded to 450 MHz 60-channel capacity plants. In addition, the Company has installed a microwave complex serving over 95% of the subscribers in this Cluster, thereby eliminating the need for three of the original headends. All customer service, technical, administrative and marketing services are centralized in one office in Wartburg, Tennessee.

     The economy in the Tennessee Cluster is largely supported by a number of small manufacturing plants. The Tennessee Valley Authority and the Departments of Energy and Defense also provide employment in the Tennessee Cluster's communities. At December 31, 1997, the estimated number of homes passed in this Cluster was 14,470; the number of basic subscribers and premium subscriptions was 9,628 and 2,256, respectively.

     The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $3.4 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings. In the Systems serving eastern Alabama, six separate headends have been consolidated into one microwave complex. Additionally, engineering is underway to upgrade the cable plant serving Roanoke, Alabama to 750 MHz.

     The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All customer service, administrative, technical and marketing functions have been centralized into the main office. The Alabama Cluster, as of December 31, 1997, passed an estimated 13,955 homes and had 8,472 basic subscribers and 2,235 premium subscriptions.

     The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has recently completed a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

     The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $5.4 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated on one microwave complex, which reduced maintenance and equipment costs.

     The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, customer service, technical and marketing functions are coordinated from this location. The Florida Cluster, as of December 31, 1997, passed an estimated 10,416 homes and had 6,533 basic subscribers and 2,857 premium subscriptions.

     The University of Florida, located in Gainesville, has contributed to the economic stability of the Florida Cluster's areas. Other industries providing employment in the area include agriculture, ranching and tourism.

PROGRAMMING AND SUBSCRIBER RATES:

     The Company has various contracts to obtain basic, satellite and premium programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, the Company is a member of a programming consortium consisting of small to medium sized multiple system operators and individual cable systems serving, in the aggregate, over eight million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small and medium sized cable operators. The Company does not have long-term programming contracts for the supply of a substantial amount of its programming, due in part to ongoing negotiations with a number of its programming suppliers, but also due to the Company's belief that it is in its best interests to enter into long-term programming contracts only if additional benefits are derived from the contractual arrangements. In cases where the Company does have such contracts, they are generally for fixed periods of time ranging from one to five years and are subject to negotiated renewal. While the loss of contracts with certain of the Company's programming suppliers could have an adverse effect on its results of operations, management does not believe the risk of such a loss is particularly great due to the substantial motivation of programming suppliers to obtain the widest possible audience for their products.

     Cable programming costs are expected to continue to increase primarily due to additional programming being provided to customers, increased costs to purchase cable programming and inflationary increases. In 1995, 1996 and 1997, programming costs as a percentage of revenues were 17.2%, 16.9% and 18.3%, respectively. No assurance can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

     The Systems offer their customers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and in some systems local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. Primarily for competitive reasons, the Company generally endeavors to offer a single level of basic service containing all broadcast and satellite-delivered programming. In a few Systems, however, the Company does offer up to three tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air), a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT) and a super station tier consisting of the so-called "super stations" (for example, WGN). The Company also offers premium programming services, both on a per-channel basis and in many Systems as part of premium service packages designed to enhance customer perceived value.

     Monthly customer rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 1997, the Company's monthly full basic service rates for residential customers ranged from $13.95 to $35.00 and per-channel premium service rates (not including special promotions) ranged from $5.95 to $12.95 per service. At December 31, 1997, the weighted average price for the Company's monthly full basic service was approximately $32.70.

     A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new customers. The Company charges monthly fees for converters and remote control tuning devices. The Company also charges administrative fees for delinquent payments for service. Customers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

     In addition to customer fees, the Company derives a small amount of revenue from the sale of local spot advertising time on locally originated and satellite-delivered programming. The Company also derives modest amounts of revenues from affiliations with home shopping services (which offer merchandise for sale to customers and compensate system operators with a percentage of their sales receipts).

     Other potential sources of revenue for cable television systems include the lease of tower space to cellular telephone, personal communications services ("PCS"), and paging companies and other transmission businesses and the sale of programming featuring movies and special events to customers on a pay-per-view basis, which requires the use of addressable technology not presently employed by the Company. Although the Company does not currently offer pay-per-view programming, it intends to do so in the future in those Systems where it plans to launch the HITS service.

     While the Company plans to offer advanced telecommunications services and telephony in certain of its Systems, it anticipates that monthly customer fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

CUSTOMER SERVICE AND MARKETING:

     The Company emphasizes customer service, which it believes is increasingly important to the successful operation of its business. To meet its objective of providing high levels of customer service, the Company offers its customers a full line-up of programming, timely and reliable service (with virtually all service inquiries responded to within 24 hours) and good picture quality. The Company's employees receive ongoing training in customer service, sales and subscriber retention and technical support. Customer service representatives and technicians are also trained to market upgrades at the point of sale or service. In addition, the Company has attempted to establish and to maintain a local presence and visibility within the communities it serves.

     As part of its efforts to maximize cash flow, the Company has sought to add and retain subscribers and increase cash flow per subscriber by aggressively marketing its basic and premium service offerings. The Company utilizes a number of coordinated marketing techniques, including (i) direct door to door sales,
(ii) local newspaper and radio advertising and cable system promotional advertising insertion in certain satellite programs, (iii) direct mail, (iv) telemarketing, primarily for premium service subscriptions, and (v) monthly billing statement inserts.

TECHNICAL OVERVIEW:

     The following table sets forth certain information regarding the analog channel capacities and miles of plant of the Systems:


                                     300 MHZ    330 MHZ(1)        400 MHZ       450 MHZ    750 MHZ(1)
                                    UP TO 36      UP TO 42       UP TO 54      UP TO 62     UP TO 100
                                    CHANNELS      CHANNELS       CHANNELS      CHANNELS      CHANNELS         TOTAL
                                    --------    ----------       --------      --------    ----------         -----
Number of headends.......                 13            22              2            13             2            52
Number of subscribers as
 of December 31, 1997....             14,637        21,767          2,095        32,915         6,783        78,197
% of subscribers.........              18.7%         27.8%           2.7%         42.1%          8.7%        100.0%
Miles of plant...........                739           988             46         1,504           206         3,483
% miles of plant.........              21.2%         28.4%           1.3%         43.2%          5.9%        100.0%


------------------

(1) At December 31, 1997 only the Systems serving Durant, Oklahoma and Hawkinsville and Cochran, Georgia were at 750 MHz, and the upgrading of the Systems serving Douglas, Torrington, Wheatland and Lingle, Wyoming was nearing completion. If the latter upgrading had been completed at December 31, 1997, then three headends, 5,740 subscribers and 148 miles of plant would have been upgraded from 330 MHz to 750 MHz. The upgrading of the Systems serving Douglas, Torrington, Wheatland and Lingle, Wyoming is expected to be completed by the end of the second quarter of 1998.

     The Company completed the upgrade of its Durant System to 750 MHz in 1997. The upgrade of this cable plant, which serves approximately 4,300 subscribers, improved picture quality and reliability and enabled the Company to increase the number of channels offered by the Durant System from 40 to 60, with the potential for future expansion to 100 channels (or more using digital technology). In addition, the Company is upgrading the cable plant in a number of its other Systems. The Company is nearing the completion of the 750 MHz upgrade of its cable plant in Hawkinsville and Cochran, Georgia (which serves approximately 2,500 subscribers), and the 750 MHz upgrade of its cable plant in Douglas, Torrington, Wheatland and Lingle, Wyoming (which serves approximately 5,700 subscribers). Mapping and engineering are underway to upgrade cable plants serving an additional 3,000 subscribers in Georgia and 2,300 subscribers in Alabama. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant in certain systems serving an additional 19,000 subscribers to 750 MHz. The Company may expend additional funds to upgrade additional cable plant if it is economically feasible.

     The Company's Systems have an average capacity of 55 channels. The Company currently does not use any addressable technology. The Company utilizes a "trap" scheme whereby a technician installs filters, or traps, at each cabled home enabling the technician to configure the programming received by each subscriber. Upon completion of a System upgrade, the Company will enable digital addressable technology to certain of its subscribers to take advantage of the HITS service. That service transmits digitally compressed signals of niche satellite programming, multiplexed premium services, pay-per-view movies and music for reception by cable systems, which in turn deliver them to their subscribers.

     The majority of the Company's Systems are wired exclusively with coaxial cable; the remaining Systems utilize fiber optic cable in conjunction with coaxial cable. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The Company plans to use an HFC design across those portions of its cable plant that serve its highest subscriber densities to most efficiently upgrade the Systems to 750 MHz. Additionally, the Company plans to use fiber optic technology to interconnect certain headends and install fiber backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improved picture quality and system reliability.

FRANCHISES:

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, such as, among others, (i) time limitations on commencement and completion of construction, (ii) conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions and (iii) the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the Telecommunications Act of 1996 (the "1996 Telecom Act").

     At December 31, 1997, the Company held 132 franchises. These franchises, substantially all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.5% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

     The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 1997:

                                  NUMBER          PERCENTAGE            NUMBER         PERCENTAGE
          YEAR OF                   OF             OF TOTAL            OF BASIC         OF BASIC
   FRANCHISE EXPIRATION         FRANCHISES        FRANCHISES         SUBSCRIBERS      SUBSCRIBERS
   --------------------         ----------        ----------         -----------      -----------
     Prior to 2000                      8                5.5%             4,744             6.1%
     2000-2004                         44               30.3             27,472             35.1
     2005-2008                         31               21.4             20,090             25.7
     2009 and after                    45               31.0             20,230             25.9
     No expiration                      4                2.8              1,371              1.7
                                      ---               ----             ------           ------
       Subtotal                       132               91.0             73,907             94.5
     No franchise required             13                9.0              4,290              5.5
                                      ---               ----             ------           ------
       Total                          145              100.0%            78,197            100.0%
                                      ===              =====             ======            =====

     The Company believes that it has good relationships with its franchising authorities. To date, the Company has never had a franchise revoked for any of its Systems, and no request of the Company for franchise renewals or extensions has been denied, although such renewed or extended franchises have frequently resulted in franchise modifications on satisfactory terms.

     The 1984 Cable Act provides for, among other things, an orderly franchise renewal process in which renewal of franchise licenses issued by governmental authorities will not be unreasonably withheld, or, if renewal is withheld and the franchise authority chooses to acquire the system or transfer ownership to another person, such franchise authority or other person must pay the operator either (i) the "fair market value" (without value assigned to the franchise) for the system covered by such franchise if the franchise did not exist before the effective date of the 1984 Cable Act (December 1984) or the franchise was pre-existing but the franchise agreement did not provide for a buyout or (ii) in the case of pre-existing franchises with buyout provisions, the price set forth in such franchise agreements. In addition, the 1984 Cable Act established comprehensive renewal procedures which require that an incumbent franchisee's renewal application be assessed on its own merits and not as part of a comparative process with competing applications.

     The 1984 Cable Act also established buyout rates for franchises which post-date the existence of the 1984 Cable Act or pre-date the 1984 Cable Act but the franchise agreement does not contain buyout provisions; in the event the franchise is terminated "for cause" and the franchise authority desires to acquire the system, the franchise authority must pay the operator an "equitable" price. To date, none of the Company's franchises has been terminated.

     The 1992 Cable Act prohibits the award of exclusive franchises, prohibits franchising authorities from unreasonably refusing to award additional franchises and permits them to operate cable systems themselves without franchises. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. State and local authorities retain authority to manage the public rights of way and "competitively neutral" requirements concerning right of way fees, universal service, public safety and welfare, service quality, and consumer protection are permitted with respect to telecommunications services.

COMPETITION:

     Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including videotape cassette recorders. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

     Cable television systems generally operate pursuant to franchises granted on a nonexclusive basis. The 1992 Cable Act prohibits franchising authorities from unreasonably denying requests for additional franchises and permits franchising authorities to operate cable television systems without a franchise. It is possible that a franchising authority might grant a second franchise to another company containing terms and conditions more favorable than those afforded the Company.

     Well-financed businesses from outside the cable industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry as described below. In one of the Company's franchise areas, the Company faces direct competition from another franchised cable television system. In addition, during 1997 there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains small, there appears to be an increasing trend in cities authorizing such direct municipal competition with cable operators. (One such city is Forsyth, Georgia. See "Item 3. Legal Proceedings.")

     In recent years, the Federal Communications Commission ("FCC") and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems have increased channel capacity to over 100, enabling them to provide movies, broadcast stations, and other program service comparable to those of cable television systems. The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high upfront costs and a lack of local programming, service and equipment distribution. With respect to the inability of DBS to provide local broadcast television programming to subscribers in their local markets, Echostar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a subscriber's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. The Company's strategy of providing pay-per-view and perhaps satellite niche programming via the HITS application in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition. The principal DBS systems with which the Company's Systems compete are DirectTV, Echostar and Primestar.

     Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service ("MMDS") which uses low power microwave to transmit video programming over the air to customers. Additionally, the FCC is expected to license Local Multipoint Distribution Service ("LMDS") systems this year, which can provide multichannel wireless video services in the 28 gigahertz ("GHz") band. LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology may increase significantly the channel capacity of the systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of MMDS systems to compete may be hampered in some areas by physical terrain and foliage. Although prohibitive topography and limited "line of sight" access have limited competition from MMDS systems in a majority of the Company's franchise service areas, the Company has experienced such competition in portions of its Systems in Oklahoma, Texas, Louisiana and Florida.

     The 1996 Telecom Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless (MMDS) transmission. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and telecommunications broadband services given the lower population densities and higher costs per subscriber of installing plant.

     The 1996 Telecom Act's provisions promoting facilities-based broadband competition are primarily targeted at larger markets, and its prohibition on buy outs and joint ventures between incumbent cable operators and LECs exempts small operators and carriers meeting certain criteria. The Company believes that significant growth opportunities exist by establishing cooperative rather than competitive relationships with LECs within service areas, to the extent permitted by law.

     Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide nonbroadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems by LECs and other common carriers is providing facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other nonvideo services. The FCC has held spectrum auctions for licenses to provide PCS. PCS will enable license holders, including cable operators, to provide voice and data services.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

LEGISLATION AND REGULATION:

     General. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The Telecommunications Act of 1996 alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

     The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, the final outcome of which cannot yet be determined. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its Systems.

     Cable Rate Regulation. The 1992 Cable Act imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

     Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable - the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services. The 1996 Telecom Act allows operators to aggregate costs for broad categories of equipment across geographic and functional lines. This change should facilitate the introduction of new technology.

     The FCC itself directly administers rate regulation of any cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. Under the 1996 Telecom Act, the FCC can regulate CPST rates only if an LFA first receives at least two rate complaints from local subscribers and then files a formal complaint with the FCC. When new CPST rate complaints are filed, the FCC now considers only whether the incremental increase is justified and will not reduce the previously established CPST rate.

     Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming product. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

     In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules. The 1996 Telecom Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e., approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenues exceeding $250 million, CPST rate regulation is automatically eliminated. The Company does not now qualify for this additional relief because certain investors in the Company exceed the annual gross revenue standard and are deemed to be "affiliates" under current FCC rules. This definition of "affiliate" is under review by the FCC, and may be modified in the future to qualify the Company as a small cable operator.

     As part of the 1996 Telecom Act, FCC regulation of CPST rates for all systems (regardless of size) expires on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

     Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles (beginning in 2001) if the operator provides telecommunications service, as well as cable service, over its plant.

     Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. In July 1997, the Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order and that decision is now pending before the Supreme Court. However, the underlying statutory obligation of local telephone companies to interconnect with competitors remains in place.

     Telephone Company Entry into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. LECs, including the Bell Operating Companies, can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

     Under the 1996 Telecom Act, a LEC providing video programming to subscribers will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless the LEC elects to provide its programming via an "open video system" ("OVS"). To qualify for OVS status, the LEC must reserve two-thirds of the system's activated channels for unaffiliated entities.

     Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition remains on LEC buyouts (that is, any ownership interest exceeding 10 percent) of co- located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a carefully circumscribed "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

     Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable systems.

     Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act also eliminates the three year holding period required under the 1992 Cable Act's "anti-trafficking" provision. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review. The FCC is currently conducting a reconsideration of its national subscriber ownership rules and it is possible the FCC will revise both the national subscriber reach percentage limitation and the manner in which it attributes ownership to a cable operator.

     There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

     Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. The Company has, however, agreed in limited circumstances to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must-carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations.

     Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but use of commercial leased access channels has been relatively limited.

In February 1997, the FCC released revised rules which mandated a modest rate reduction which has made commercial leased access a more attractive option for third party programmers, particularly for part-time leased access carriage. Further, a group of commercial leased access users has challenged the FCC's February 1997 Order as failing to reduce commercial leased access rates by an appropriate amount. If this pending court challenge is successful, the FCC will be forced to undertake a further rulemaking which could result in significantly reduced commercial leased access rates thereby encouraging a much more significant increase in the use of commercial leased access channels.

     Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements.

     Inside Wiring. In a 1997 Order, the FCC established rules that require an incumbent cable operator upon expiration or termination of a multiple dwelling unit ("MDU") service contract to sell, abandon, or remove "home run" wiring that was installed by the cable operator in a MDU building. These inside wiring rules will encourage and facilitate building owners in their attempts to replace existing cable operators with new video programming providers who are willing to pay the building owner a higher fee. Additionally, the FCC has proposed abrogating all exclusive MDU contracts held by cable operators, but at the same time allowing competitors of cable to enter into exclusive MDU service contracts.

     Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, and children's programming advertisements), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards and consumer electronics equipment compatibility. FCC requirements imposed in 1997 for Emergency Alert Systems and for providing hearing impaired Closed Captioning on programming will result in new and potentially significant costs for the Company. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

     The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Internet Service Regulation. The Company began offering high-speed Internet service to subscribers in 1997. At this time, there is no significant federal or local regulation of cable system delivery of Internet services. However, as the cable industry's delivery of Internet services develops, it is possible that greater federal and/or local regulation could be imposed.

     Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and is negotiating a similar arrangement with ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

     State and Local Regulation. Cable television systems generally are operated pursuant to nonexclusive franchises granted by a municipality or other state or local government entity in order to cross public rights-of-way. Federal law now prohibits franchise authorities from granting exclusive franchises or from unreasonably refusing to award additional franchises. Cable franchises generally are granted for fixed terms and in many cases include monetary penalties for non-compliance and may be terminable if the franchisee fails to comply with material provisions.

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming.

     Federal law contains renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. Even if a franchise is renewed, the franchise authority may seek to impose new and more onerous requirements such as significant upgrades in facilities and services or increased franchise fees as a condition of renewal. Similarly, if a franchise authority's consent is required for the purchase or sale of a cable system or franchise, such authority may attempt to impose more burdensome or onerous franchise requirements in connection with a request for consent. Historically, franchises have been renewed for cable operators that have provided satisfactory services and have complied with the terms of their franchises. However, there can be no assurance that renewal will be granted or that renewals will be made on similar terms and conditions.

     Various proposals have been introduced at the state and local levels with regard to the regulation of cable television systems, and a number of states have adopted legislation subjecting cable television systems to the jurisdiction of state governmental agencies. Tennessee and Florida, states where the Company operates Systems, have enacted legislation with respect to the regulation of cable television systems. In addition, a number of communities that the Company serves have adopted local rate regulation and customer service ordinances.

INSURANCE:

     The Company has insurance covering risks incurred in the ordinary course of business, including general liability, property coverage and business interruption insurance. As is typical in the cable television industry, the Company does not maintain insurance covering its underground plant. Furthermore, on the advice of its insurance agent, to avoid the expense of being "over insured," in 1994 the Company reduced its casualty insurance coverage (which covers losses due to damage to its facilities and related business interruption) from $15 million per occurrence to $10 million per occurrence for each of its Systems (other than those in Florida and Louisiana). Because of the industry-wide casualty insurance reductions that resulted from insurers' loss experience with several hurricanes in the southeastern portion of the United States, the Company's casualty insurance in Florida and Louisiana was ultimately reduced to $1 million per occurrence. All of the Company's casualty insurance coverage is subject to deductibles ranging between $10,000 and $100,000 per occurrence. The Company believes that its Systems in Florida and Louisiana are located in areas that are not subject to a high degree of risk from hurricanes, or from ice storms (which do pose a significant risk for its Systems in other areas), and that losses in excess of its existing coverage would be unlikely. If the Company is unable to maintain adequate casualty insurance it will be subject to a potential reduction in cash flow in the event of a loss in excess of its policy limits, and if a significant loss were to occur, it could have a material adverse effect on the Company's financial condition and results of operations. Notwithstanding the foregoing, the Company believes that the amounts and types of its insurance coverage are commercially reasonable given the nature and types of the Company's business and properties.

EMPLOYEES:

     At December 31, 1997, the Company had approximately 138 full-time employees and 11 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2. PROPERTIES

     A cable television system consists of four principal operating components. The first component, known as the headend, receives television, radio and information signals by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that expands channel capacity to permit reception of more than twelve channels of programming.

     The Company's principal physical assets consist of cable television systems, including signal-receiving, encoding and decoding apparatus, headends, distribution systems and subscriber house drop equipment for each of its Systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of associated electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. The Company's distribution systems consist primarily of coaxial cable and related electronic equipment. As the upgrades are completed, the Systems will incorporate fiber optic cable. Subscriber equipment consists of taps, house drops and converters. The Company owns its distribution systems, various office fixtures, test equipment and certain service vehicles. The physical components of the Systems require maintenance and periodic upgrading to keep pace with technological advances.

     The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act.

     The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices (including its principal executive offices). The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

ITEM 3.  LEGAL PROCEEDINGS

     In January 1992, in an action initiated by the Company, the Chancery Court for Fentress County, Tennessee ordered the City of Jamestown, Tennessee ("Jamestown") to cease the operation of its municipally-owned cable television system (which overbuilt approximately 900 of the Company's subscribers) for the remaining term of the Company's exclusive franchise (which runs through March 14, 2002), and Jamestown ceased operation of its system. Subsequently, on Jamestown's motion, the Chancery Court dissolved its order on the ground that the 1992 Cable Act preempted the exclusivity provision of the Company's exclusive franchise, and Jamestown resumed operation of its system. On April 7, 1993, in an action commenced by the Company, the United States District Court for the Middle District of Tennessee entered an order enjoining Jamestown from competing with the Company. Jamestown appealed to the United States Court of Appeals for the Sixth Circuit, which affirmed the order. The Sixth Circuit Court of Appeals subsequently ruled that Jamestown is required to correct violations of the National Electric Safety Code with respect to its cable plant, and remanded the case to the District Court for further proceedings consistent with the Court of Appeals' decision.

     On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the Court denied Forsyth's motion for preliminary injunction. The Company has moved to have Forsyth's counterclaim dismissed.

     In addition, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the fourth quarter of 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     EQUITY INTERESTS:

     Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.97% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 1997 there was one holder of the general partnership interest and 26 holders of the limited partnership interests. See also "Part III
- Item 10. Directors and Executive Officers" and " - Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

     Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 1997, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

     THE NOTES AND EXCHANGE NOTES:

     During the fourth quarter of 1997, the Company exchanged an aggregate principal amount of $100,000,000 of its 10 3/4% Series B Senior Notes due 2004 for an equal principal amount of its outstanding 10 3/4% Senior Notes due 2004. The Notes were initially sold by the Company for cash on August 15, 1997 in transactions not registered under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Notes were sold to CIBC Wood Gundy Securities Corp. and First Chicago Capital Markets, Inc. and then subsequently resold to qualified institutional buyers in reliance upon Rule 144A under the Securities Act and to a limited number of institutional accredited investors in a manner exempt from registration under the Securities Act.

     The proceeds to the Company from the sale of the Notes, net of the initial purchasers' discount of $3.0 million, was $97.0 million (before deducting expenses payable by the Company, estimated to be $1.1 million). These net proceeds were used (i) to repay all indebtedness outstanding under the Company's then existing bank credit facility (approximately $66.7 million), (ii) to repay the Company's existing subordinated debt, including additional interest (approximately $18.1 million), (iii) to repurchase certain warrants previously issued by the Company in conjunction with its then existing subordinated debt ($4.4 million), and (iv) for general corporate purposes (including capital expenditures to upgrade certain Systems) (approximately $6.7 million) (All of the foregoing transactions being the "Refinancing".).

     The Exchange Notes were registered by the Company under the Securities Act of 1933 on November 5, 1997 (registration nos. 333-35183 and 333-35183-01). The
Exchange Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Notes for which they were exchanged, except that (i) the offer and sale of the Exchange Notes was registered under the Securities
Act of 1933, as amended (the "Securities Act"), and (ii) holders of Exchange Notes are not entitled to certain rights of holders of the Notes under the Registration Rights Agreement of the Company dated as of August 15, 1997 (which terminated upon the exchange of the Exchange Notes for the Notes). Each of the Notes and the Exchange Notes were issued under an indenture (the "Indenture") dated as of August 15, 1997 among the Company and United States Trust Company of New York, as trustee (the "Trustee"). The Company did not receive any proceeds from the exchange. The Exchange Notes are the joint and several obligations of James and Finance Corp.

     The Exchange Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Exchange Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Exchange Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, commencing on February 15, 1998 to holders of record on the immediately preceding February 1 and August 1. Interest on the Exchange Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

     There is no public market for the Exchange Notes. The Company has not and does not intend to list the Exchange Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

THE NEW BANK CREDIT FACILITY:

     Simultaneously with the sale of the Notes, the Company entered into a Credit Agreement dated August 15, 1997 (the "New Bank Credit Facility"), with Canadian Imperial Bank of Commerce, an affiliate of CIBC Wood Gundy Securities Corp., and NBD Bank, an affiliate of First Chicago Capital Markets, Inc., acting as the lenders. The New Bank Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The New Bank Credit Facility matures on August 15, 2002. Proceeds under the New Bank Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. As no borrowings under the New Bank Credit Facility were necessary to complete the Refinancing, upon completion of the Refinancing (and subject to the terms of the New Bank Credit Facility and the Company's Partnership Agreement) the Company had the ability to borrow up to $20 million (with an option to increase the amount up to $30 million) under the New Bank Credit Facility. The New Bank Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.0 to 1. As of December 31, 1997, this covenant limited the Company's maximum borrowings thereunder to approximately $8 million. The New Bank Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity.

     The New Bank Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The New Bank Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the New Bank Credit Facility to annualized six-month EBITDA) of no more than 2.5 to 1; and (c) maintain the total debt ratio described above. The Company is in compliance with each of these covenants.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 1997. The financial data for the years ended December 31, 1993 to 1997 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 1996 and 1997 and for each of the years in the three-year period ended December 31, 1997, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                     Year Ended December 31,
                                                      1993         1994        1995         1996          1997
                                                      ----         ----        ----         ----          ----
STATEMENT OF OPERATIONS
  DATA:
Revenues                                         $    30,025  $    30,864  $   33,305  $    35,213  $     35,778
System operating expenses(1)                          14,129       14,408      15,073       16,249        17,400
Non-system operating
  expenses(2)                                          2,251        2,136       2,280        2,480         2,585
Depreciation and amortization                         16,915       14,102      12,214        9,272         7,930
                                                 -----------  -----------  ----------  -----------  ------------
Operating (loss) income                               (3,270)         218       3,738        7,212         7,863
Interest expense, net                                  8,174        8,416       9,659        8,852         9,470
Other expenses, net                                       58          607         141          254           233
                                                 -----------  -----------  ----------  -----------  ------------
Loss before
  extraordinary item                                 (11,502)      (8,805)     (6,062)      (1,894)       (1,840)
Extraordinary loss due to debt
  refinancing                                              -            -         548            -         3,125
                                                 -----------  -----------  ----------  -----------  ------------
Net loss                                         $   (11,502) $    (8,805) $   (6,610) $    (1,894) $     (4,965)
                                                 ===========  ===========  ==========  ===========  ============
OTHER DATA:
EBITDA(3)                                        $    13,645  $    14,320  $   15,952  $    16,484  $     15,793
System operating cash flow(4)                         15,896       16,456      18,232       18,964        18,378
Capital expenditures                                   1,041        1,391       2,405        3,942         7,596
EBITDA margin(5)                                        45.4%        46.4%       47.9%        46.8%         44.1%
Ratio of earnings to fixed
  charges(6)                                               -            -           -            -             -
CASH FLOW DATA:
Cash provided by operating
  activities                                     $     6,476  $     7,812  $    6,901  $     9,066  $      8,403
Cash used in investing
  activities                                          (1,050)      (1,105)     (2,405)      (3,942)       (7,596)
Cash (used in) provided by
  financing activities                                (5,706)      (7,611)     (3,844)      (6,079)        8,995
                                                 -----------  -----------  ----------  -----------  ------------
  Net (decrease) increase in
    cash                                         $      (280) $      (904) $      652  $      (955) $      9,802
                                                 ===========  ===========  ==========  ===========  ============
SUMMARY SUBSCRIBER DATA:
Homes passed(7)                                      127,863      127,943     128,908      129,291       129,291
Basic subscribers(8)                                  79,414       80,529      80,190       78,449        78,197
Basic penetration(9)                                    62.1%        62.9%       62.2%        60.7%         60.5%
Premium subscriptions(10)                             28,064       28,765      28,900       25,652        24,076
Premium penetration(11)                                 35.3%        35.7%       36.0%        32.7%         30.8%
Average monthly total revenues
  per subscriber(12)                                  $31.49       $32.17      $34.56       $36.89        $38.10
System operating cash flow per
  subscriber(13)                                        $200         $206        $227         $238          $235
EBITDA per subscriber(14)                               $172         $179        $199         $207          $202

                                                                         At December 31,
                                                        1993         1994        1995         1996          1997
                                                        ----         ----        ----         ----          ----
BALANCE SHEET DATA:
Cash and cash equivalents........                $     1,309  $       404  $    1,056  $       101  $      9,903
Total assets.....................                     61,845       46,746      39,727       32,844        43,912
Total debt.......................                     95,000       88,284      88,573       82,494       100,000
Partners' deficit................                    (37,613)     (47,022)    (54,452)     (56,346)      (65,711)


                                          (see footnotes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1)  System operating expenses exclude depreciation and amortization.

(2) Non-system operating expenses consist primarily of management fees payable to the General Partner of the Company.

(3) EBITDA represents operating (loss) income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

(4) System operating cash flow represents revenues less system operating expenses. System operating cash flow should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

(5)  EBITDA margin represents EBITDA divided by revenues.

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings include loss before extraordinary items plus interest expense (which includes amortization of debt issuance costs). Fixed charges consist of interest expense incurred (including amortization of debt issuance costs) and the estimated interest component of rent expense. Earnings were inadequate to cover fixed charges by $11.5 million, $8.8 million, $6.1 million, $1.9 million and $1.8 million for the years ended December 31, 1993, 1994, 1995, 1996 and 1997, respectively.

(7) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(8) For purposes of all information presented herein, unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located.

(9)  Basic subscribers as a percentage of homes passed.

(10) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.

(11) Premium subscriptions as a percentage of basic subscribers.


(12) The average of the monthly total revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.

(13) System operating cash flow divided by the average number of basic subscribers for the period.

(14) EBITDA divided by the average number of basic subscribers for the period.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information regarding the Company's financial condition and results of operations for each of the years ended December 31, 1995, 1996 and 1997. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

OVERVIEW:

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence or discontinue service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 1997, the Company had 78,197 basic subscribers and 24,076 premium subscriptions, representing basic penetration of 60.5% and premium penetration of 30.8%. The table below sets forth for the periods indicated the percentage of the Company's total revenues attributable to the various sources:


                                                    YEAR ENDED DECEMBER 31,
                                                    -----------------------
                                                1995          1996           1997
                                                ----          ----           ----
Basic .............................            80.8%          82.6%          83.8%
Premium ...........................            11.2           10.0            9.2
Other .............................             8.0            7.4            7.0
                                              -----          -----          -----
     Total Revenues ...............           100.0%         100.0%         100.0%
                                              =====          =====          =====

     System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic and premium cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Satellite programming fees have historically increased at rates in excess of inflation due in part to improvements in the quality of programming. Selling, service and administrative expenses directly attributable to the Systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sales costs.

     Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one System. These expenses include all legal, audit and tax fees, an incentive bonus pool accrual for the General Managers of the Systems and amounts paid to the General Partner for management expenses.

     Significant Leverage. At December 31, 1997, the Company's indebtedness was $100.0 million, its total assets were $43.9 million, and its partners' deficit was $65.7 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes;
(b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain DBS and telephone companies, which may limit the Company's flexibility in reacting to changes in its business.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                                        1995          1996           1997
                                                                        ----          ----           ----
             Revenues                                                  100.0%        100.0%         100.0%
             System operating expenses                                  45.3          46.1           48.6
             Non-system operating expenses                               6.8           7.0            7.2
             Depreciation and amortization                              36.7          26.3           22.2
                                                                       -----         -----          -----
             Operating income                                           11.2          20.6           22.0
             Interest expense, net                                      29.0          25.1           26.5
             Other expenses                                              0.4           0.7             .7
                                                                       -----         -----          -----
             Loss before extraordinary item                            (18.2)         (5.2)          (5.2)
             Extraordinary loss due to
               debt refinancing                                          1.6             -            8.7
                                                                       -----         -----          -----
             Net loss                                                  (19.8)%        (5.2)%        (13.9)%
                                                                       =====         =====          =====
             EBITDA margin                                              47.9%         46.8%          44.1%

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1997 VERSUS YEAR ENDED DECEMBER 31, 1996:

     Revenues. Revenues in 1997 were $35.8 million, an improvement of $600,000, or 1.6%, over revenues of $35.2 million in 1996. In 1997, basic revenues increased by $900,000, or 3.1%, primarily due to increases in subscription rates. Average basic revenues per subscriber per month increased from $30.47 to $31.92, or 4.8%, between 1996 and 1997.

     Subscribers. During 1997 the Company experienced a decline of 252 subscribers (from 78,449 at December 31, 1996 to 78,197 at December 31, 1997). The Company believes that this decline resulted from the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services. The Company has responded with increased and more concentrated marketing and certain strategic capital improvement projects.

     System Operating Expenses. System operating expenses increased 7.1% from $16.2 million in 1996 to $17.4 million in 1997. This increase was primarily due to $600,000 of variable cost increases associated with higher programming fees (which increased from $6.0 million in 1996 to $6.6 million in 1997). In addition, selling, service and administrative expenses of the Systems increased 5.1%, from $8.8 million in 1996 to $9.3 million in 1997, due to increased fixed costs (including approximately $380,000 of additional marketing costs related to the marketing initiative implemented by the Company during the fourth quarter of
1996).

     Non-System Operating Expenses. Non-system operating expenses, which consist primarily of amounts paid to the General Partner for management expenses increased 4.2% to $2.6 million in 1997 from $2.5 million in 1996, primarily due to increases in legal and other professional fees.

     EBITDA. As a result of the foregoing, EBITDA in 1997 was $15.8 million, a decrease of 4.2% from EBITDA in 1996 of $16.5 million.

     Depreciation and Amortization. Depreciation and amortization decreased 14.5% from $9.3 million in 1996 to $7.9 million in 1997, primarily due to certain assets becoming fully depreciated.

     Interest Expense, Net. Interest expense, net (including the effects of interest rate hedging instruments) increased to $9.5 million in 1997 from $8.9 million in 1996. This increase reflects the consummation of the Refinancing on August 15, 1997 and the resulting increase in the Company's debt from $82 million at December 31, 1996 to $100 million at December 31, 1997. The interest rate hedging instruments were eliminated as a result of the Refinancing.

     Net Loss. Net loss increased $3.1 million from $1.9 million in 1996 to $5.0 million in 1997. This increase is attributable to $3.1 million of extraordinary losses related to the Refinancing.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1996 VERSUS YEAR ENDED DECEMBER 31, 1995:

     Revenues. Revenues in 1996 were $35.2 million, an improvement of $1.9 million, or 5.7%, over revenues of $33.3 million in 1995. In 1996, basic revenues increased by $2.2 million or 8.1%, primarily due to increases in subscription rates. Average basic revenues per subscriber per month increased from $27.93 to $30.47, or 9.1%, between 1995 and 1996.

     Subscribers. During 1996 the Company experienced a decline of 1,741 subscribers, or 2.2% (from 80,190 at December 31, 1995 to 78,449 at December 31,
1996). The Company believes that this decline resulted from the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services. The Company has responded with an increased and more concentrated marketing emphasis in each of its Systems, along with certain strategic capital improvement projects.

     System Operating Expenses. System operating expenses increased 7.8% from $15.1 million in 1995 to $16.2 million in 1996. This increase was primarily due to $218,000 of variable cost increases associated with higher programming fees (which increased from $5.7 million in 1995 to $6.0 million in 1996). In addition, selling, service and administrative expenses of the Systems increased 7.3%, from $8.2 million in 1995 to $8.8 million in 1996, due to increased fixed costs (including approximately $140,000 of additional marketing costs related to the marketing initiative implemented by the Company during the fourth quarter of
1996).

     Non-System Operating Expenses. Non-system operating expenses, which consist primarily of amounts paid to the General Partner for management expenses increased 8.8% to $2.5 million in 1996 from $2.3 million in 1995, primarily due to increased management expense and legal expenses relating to the modification of the Company's then current loan agreement and certain potential acquisitions.

     EBITDA. As a result of the foregoing, EBITDA in 1996 was $16.5 million, an increase of 3.3% over EBITDA in 1995 of $16.0 million.

     Depreciation and Amortization. Depreciation and amortization decreased 24.1% from $12.2 million in 1995 to $9.3 million in 1996 primarily due to certain assets becoming fully depreciated.

     Interest Expense, Net. Interest expense, net (including the effects of interest rate hedging instruments) decreased to $8.9 million in 1996 from $9.7 million in 1995. This decrease reflects a decline in the Company's average outstanding borrowings during 1996 versus 1995.

     Net Loss. As a result of the foregoing factors, the Company's net loss decreased by $4.7 million, or 71.3%, from $6.6 million in 1995 to $1.9 million in 1996.

LIQUIDITY AND CAPITAL RESOURCES:

     General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations. Liquidity, in the context of the Company's operations, is typically determined by the cash flows from operating activities (e.g., initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g., spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for investment opportunities.

     Net cash from operating activities was $6.9 million, $9.1 million and $8.4 million for the years ended December 31, 1995, 1996 and 1997, respectively. Net cash used in investing activities was $7.6 million for the year ended December 31, 1997 as compared to $3.9 million for the year ended December 31, 1996. This increase was primarily due to capital expenditures associated with the Company's selective upgrades during 1997. Cash flows from financing activities were $9.0 million for the year ended December 31, 1997 as compared to cash flows used in financing activities of $6.1 million for the year ended December 31, 1996. This increase reflects the consummation of the Refinancing on August 15, 1997 and the resulting increase in the Company's debt from $82 million at December 31, 1996 to $100 million at December 31, 1997. As a result of the Refinancing the Company obtained approximately $6.7 million for additional working capital needed for the Company's new business strategies. See "Item 5. Market for Registrant's Common Equity and Related Shareholder Matters."

     Total assets were $32.8 million at December 31, 1996 and increased to $43.9 million at December 31, 1997. This $11.1 million increase resulted from significant changes in the Company's cash, property and equipment, deferred financing costs and intangible assets. Cash increased by $9.8 million as a result of the Refinancing. Property and equipment increased by $4.7 million as a result of the Company's selective upgrades during 1997. Deferred financing costs increased $1.6 million due to the Refinancing. These increases, totalling $16.1 million, were partially offset by a $5.0 million decrease in intangible assets which resulted from normal amortization expense.

     Total debt increased from $82.5 million at December 31, 1996 to $100.0 million at December 31, 1997. This $17.5 million increase in debt was the direct result of the consummation of the Refinancing on August 15, 1997.

     The Company is selectively upgrading certain of its Systems to 750 MHz. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant serving an additional 19,000 subscribers to 750 MHz. The Company does not have any significant commitments relating to its planned upgrading program. The Company orders required materials, pays for them on ordinary credit terms and places them in inventory until used, at which time they are capitalized. Installation work is performed under short-term contracts which the Company may cancel at any time without significant penalty or cost.

     The Notes and Exchange Notes. During the fourth quarter of 1997, the Company exchanged an aggregate principal amount of $100,000,000 of its 10 3/4% Series B Senior Notes due 2004 for an equal principal amount of its outstanding 10 3/4% Senior Notes due 2004. The Notes were initially sold by the Company for cash on August 15, 1997 in transactions not registered under the Securities Act in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Notes were sold to CIBC Wood Gundy Securities Corp. and First Chicago Capital Markets, Inc. and then subsequently resold to qualified institutional buyers in reliance upon Rule 144A under the Securities Act and to a limited number of institutional accredited investors in a manner exempt from registration under the Securities Act.

     The proceeds to the Company from the sale of the Notes, net of the initial purchasers' discount of $3.0 million, was $97.0 million (before deducting expenses payable by the Company, estimated to be $1.1 million). These net proceeds were used (i) to repay all indebtedness outstanding under the Company's then existing bank credit facility (approximately $66.7 million), (ii) to repay the Company's existing subordinated debt, including additional interest (approximately $18.1 million), (iii) to repurchase certain warrants previously issued by the Company in conjunction with its then existing subordinated debt ($4.4 million), and (iv) for general corporate purposes (including capital expenditures to upgrade certain Systems) (approximately $6.7 million).

     The Exchange Notes were registered by the Company under the Securities Act of 1933 on November 5, 1997 (registration nos. 333-35183 and 333-35183-01). The
Exchange Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Notes for which they were exchanged, except that (i) the offer and sale of the Exchange Notes was registered under the Securities Act, and (ii) holders of Exchange Notes are not entitled to certain rights of holders of the Notes under the Registration Rights Agreement of the Company dated as of August 15, 1997 (which terminated upon the exchange of the Exchange Notes for the Notes). Each of the Notes and the Exchange Notes were issued under an indenture dated as of August 15, 1997 among the Company and United States Trust Company of New York, as trustee. The Company did not receive any proceeds from the exchange. The Exchange Notes are the joint and several obligations of James and Finance Corp.

     The Exchange Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Exchange Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Exchange Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, commencing on February 15, 1998 to holders of record on the immediately preceding February 1 and August 1. Interest on the Exchange Notes accrues from the most recent date to which interest has been paid or, if no interest has been paid, from the date of original issuance. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

     There is no public market for the Exchange Notes. The Company has not and does not intend to list the Exchange Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

     The New Bank Credit Facility. Simultaneously with the sale of the Notes, the Company entered into the New Bank Credit Facility, with Canadian Imperial Bank of Commerce, an affiliate of CIBC Wood Gundy Securities Corp., and NBD Bank, an affiliate of First Chicago Capital Markets, Inc., acting as the lenders. The New Bank Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The New Bank Credit Facility matures on August 15, 2002. Proceeds under the New Bank Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. As no borrowings under the New Bank Credit Facility were necessary to complete the Refinancing, upon completion of the Refinancing (and subject to the terms of the New Bank Credit Facility and the Company's Partnership Agreement) the Company had the ability to borrow up to $20 million (with an option to increase the amount up to $30 million) under the New Bank Credit Facility. The New Bank Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.0 to 1. As of December 31, 1997, this covenant limited the Company's maximum borrowings thereunder to approximately $8 million. The New Bank Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity.

     The New Bank Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The New Bank Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the New Bank Credit Facility to annualized six-month EBITDA) of no more than 2.5 to 1; and (c) maintain the total debt ratio described above. The Company is in compliance with each of these covenants.

     The Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity date of the Notes and Exchange Notes. However, the ability of the Company to satisfy its obligations will be primarily dependent on its future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital if necessary.

IMPACT OF INFLATION AND CHANGING PRICES:

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes historically have not had, and in the future are not expected to have, a material effect on the Company's results of operations.

YEAR 2000 COMPLIANCE

     The Company does not expect the cost of converting its computer systems to year 2000 compliance will be material to its financial condition. The Company believes that it will be able to achieve year 2000 compliance by the end of 1999, and does not currently anticipate any disruption in its operations as the result of any failure by the Company to be in compliance. The Company does not currently have any information concerning the year 2000 compliance status of its suppliers.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company has not yet determined the impact on its financial statement disclosure. SFAS No. 131 is effective for the Company's financial statements for the year ending December 31, 1998.

FORWARD-LOOKING STATEMENTS:

     From time to time, the Company may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. The Private Securities Litigation Reform Act of 1995 provides a safe harbor for forward-looking statements. In order to comply with the terms of the safe harbor, the Company notes that a variety of factors could cause its actual results and experiences to differ materially from the anticipated results or other expectations expressed in its forward-looking statements. The risks and uncertainties that may affect the operations performance, development and results of the Company's business include those discussed elsewhere herein (such as competition and regulation) and the following:

     Competition and Loss of Subscribers. Beginning in 1995, the Company has experienced a loss of subscribers to its Systems, due primarily to increased competition from new technologies such as wireless cable services and DBS services. Total subscribers decreased by approximately 2.5% between December 31, 1995 and December 31, 1997. While the Company believes its strategy of upgrading certain Systems (so as to provide enhanced video programming, Internet access and telephony and other advanced telecommunications services) will be successful in reversing this trend, there can be no assurance that this will be the case. Many of the providers of DBS services and other new technologies are supported by corporate parents with significant financial resources.

     In addition to competition from wireless cable services providers and DBS systems, the Company faces potential competition from telephone companies, which generally have significantly greater financial resources than the Company. The 1996 Telecom Act eliminated earlier statutory barriers that had prohibited most telephone companies from providing video services, including cable service, within their telephone service areas. Therefore, in addition to upgrading their own facilities to provide services similar to those offered by the Company, telephone companies are now able to purchase existing video distribution systems, including in some limited instances cable systems, and enter into business relationships with existing video programming distributors.

     New Lines of Business. Providing Internet access and telephony will be new lines of business for the Company. The Company launched commercial Internet service in its Durant System and is scheduled to launch a test of telephony services by the end of the first quarter of 1998. Cable delivered Internet and telephony were first introduced commercially by some cable operators only in the past 24 months, and neither the Company nor any other cable operator has extensive experience with either line of business.

     Some of the uncertainties associated with offering Internet access through cable are: (1) customer acceptance of cable as an alternative to traditional dial-up Internet access; (2) the competitive response of traditional ISPs, online services (such as Microsoft Network, CompuServe and America Online) and long distance inter-exchange carriers (such as AT&T Corp., MCI Communications Corporation and Sprint Corporation), all of which currently offer Internet access on a large scale; and (3) the possibility that new technologies may be developed which offer improved performance or other desirable features.

     Entering the telephone business will require, among other things, access to switching capability (which the Company hopes to accomplish through arrangements with telephone companies in neighboring communities), appropriate governmental certifications and successful marketing of its services to existing telephone company customers.

     While the Company is optimistic about the prospects for these new lines of business, there can be no assurance that it will be able to enter them successfully or generate additional cash flow.

     Substantial Regulation in the Cable Television Industry. The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the FCC and by local franchising authorities). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. There has been a recent increase in calls by certain members of Congress and FCC officials to maintain or even tighten cable regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

     The principal federal statute governing cable television is the Communications Act of 1934, as amended (the "Communications Act"). Amendments to the Communications Act in 1984 and 1992 and amendments in 1996 (codified as the 1996 Telecom Act) have had particular impact on the way in which cable systems are regulated. The 1984 and 1992 amendments added materially to the regulatory burdens of cable operators, particularly in the areas of (i) cable system rates for both basic and certain nonbasic services; (ii) programming access and exclusivity arrangements; (iii) access to cable channels by unaffiliated programming services; (iv) leased access terms and conditions; (v) horizontal and vertical ownership of cable systems; (vi) customer service requirements;
(vii) franchise renewals; (viii) television broadcast signal carriage and retransmission consent; (ix) technical standards; (x) customer privacy; (xi) consumer protection issues; (xii) cable equipment compatibility; (xiii) obscene or indecent programming; and (xiv) requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services. The 1996 Telecom Act substantially amended the Communications Act by, among other things, removing barriers to competition in the cable television and telephone markets and reducing the regulation of cable television rates.

     Under the FCC's rate regulations, most cable systems were required to reduce their basic service and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost of service" in cases where the latter methodology appears favorable. The FCC also established a vastly simplified cost of service methodology for small cable companies.

     The Company, which qualifies as a small cable company under FCC rules, has elected to rely on the cost-of-service rules as and when the Systems are required to justify their rates for regulated services and, therefore, has not implemented the rate reductions that would otherwise have been required if it were subject to the FCC's benchmarks. Under the cost-of-service rules applicable to small cable companies, eligible systems can establish permitted rates under a simple formula that considers total operating expenses (including amortization expenses), net rate base, rate of return, channel count and subscribers. If the per channel rate resulting from these inputs for a cable system is no more than $1.24, the cable system's rates will be presumed reasonable. If the formula-generated rate exceeds the $1.24, the burden is on the cable operator to establish the reasonableness of its calculations.

     Substantially all of the Company's rates are currently under the $1.24 per channel level, and the Company believes that all of its rates in excess of the $1.24 per channel level are reasonable using the formula described above. However, FCC rules permit local franchise authorities to review basic service rates, and under certain circumstances, challenge CPST rates at the FCC. An adverse ruling in any such proceeding could require the Company to reduce its rates and pay refunds. A reduction in the rates it charges for regulated services or the requirement that it pay refunds could have a material adverse effect on the Company. Once the maximum permitted rate allowed by FCC rules is being charged by the Company in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. The 1996 Telecom Act provides for regulation of the CPST to expire for all cable systems on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

     In addition, other provisions of the 1992 Cable Act could in the future have a material adverse effect on the Company's business. In particular, the 1992 Cable Act conveyed to broadcasters the right generally to elect either to require (i) the local cable operator to carry their signal or (ii) that such operator obtain the broadcaster's consent before doing so. To date, compliance with these provisions has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated.

     Non-Exclusive Franchises; Non-Renewal or Termination of Franchises. Cable television companies operate under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. The Company's business is dependent upon the retention and renewal of its local franchises. A franchise is generally granted for a fixed term ranging from five to 15 years but in many cases is terminable if the franchisee fails to comply with the material provisions thereof. The Company's franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 1997, the Company had 8 franchises (representing 6.1% of the Company's basic subscribers) expiring prior to 2000 and 44 franchises (representing 35.1% of its basic subscribers) expiring between 2000 and 2004.

     The 1992 Cable Act prohibits franchising authorities from granting exclusive cable television franchises and from unreasonably refusing to award additional competitive franchises; it also permits municipal authorities to operate cable television systems in their communities without franchises. The 1984 Cable Act provides, among other things, for an orderly franchise renewal process in which franchise renewal will not be unreasonably withheld or, if renewal is denied and the franchising authority acquires ownership of the system or effects a transfer of the system to another person, the operator generally is entitled to the "fair market value" for the system covered by such franchise. Although the Company believes that it generally has good relationships with its franchising authorities, no assurance can be given that the Company will be able to retain or renew such franchises or that the terms of any such renewals will be on terms as favorable to the Company as the Company's existing franchises. The non-renewal or termination of franchises relating to a significant portion of the Company's subscribers could have a material adverse effect on the Company's results of operations.

     No Assurance of Successful Acquisitions. An element of the Company's business strategy is to achieve operational efficiencies by providing advanced telecommunications services and video services over an expanded subscriber base within a concentrated geographic area. Consequently, the Company intends to consider potential opportunities to acquire or trade cable television systems. Any acquisition or trade could have an adverse effect upon the Company's results of operations or cash flow, particularly acquisitions of new systems which must be integrated with the Company's existing operations. There can be no assurance that the Company will be able to integrate successfully any acquired systems with its existing operations or realize any efficiencies from any acquisition or trade. There can also be no assurance that any acquisition or trade, if consummated, will improve operating results or that the Company will be able to obtain any financing that may be necessary to fund any acquisition or trade in the future. In addition, any acquisition or trade will be subject to, among other things, the satisfaction of customary closing conditions and the receipt of certain third-party or governmental approvals, including the consent of franchising authorities.

     Reduction in Insurance. On the advice of its insurance agent, to avoid the expense of being "over insured," in 1994, the Company reduced its casualty insurance coverage (which covers losses due to damage to its facilities and related business interruption) from $15 million per occurrence to $10 million per occurrence for each of its Systems (other than those in Florida and Louisiana). Because of the industry-wide casualty insurance reductions that resulted from insurers' loss experience with several hurricanes in the southeastern portion of the United States, the Company's casualty insurance in Florida and Louisiana was ultimately reduced to $1 million per occurrence. All of the Company's casualty insurance coverage is subject to deductibles ranging between $10,000 and $100,000 per occurrence. The Company believes that its Systems in Florida and Louisiana are located in areas that are not subject to a high degree of risk from hurricanes, or from ice storms (which do pose a significant risk for its Systems in other areas), and that losses in excess of its existing coverage would be unlikely. If the Company is unable to maintain adequate casualty insurance it will be subject to a potential reduction in cash flow in the event of a loss in excess of its policy limits, and if a significant loss were to occur, it could have a material adverse effect on the Company's financial condition and results of operations.

     Reliance on Management. The Company relies significantly on the services of the General Partner and the personnel employed by or on behalf of the General Partner. The Company maintains $5 million of key-man life insurance on Mr. William R. James, who effectively controls the General Partner. The Company could be adversely affected, however, if Mr. James or any of Messrs. Trenary, Shoemaker and Madison were unwilling or unable to continue to make their services available to the Company.

     Potential Conflicts of Interest. The General Partner, which is controlled by William R. James, is the sole general partner of the Company. With certain limitations, the General Partner has exclusive authority for the management and control of the Company's business and operations. It performs management services for the Company, for which it is paid an annual fee.

     The Company is subject to possible conflicts of interest arising out of its relationship with the General Partner and Mr. James. Because the Company was organized and is operated by the General Partner, these conflicts will not necessarily be resolved through arm's-length negotiations but rather may be resolved through the exercise of the General Partner's judgment consistent with its fiduciary responsibilities to the Company and its limited partners. The Company's Partnership Agreement provides for a Partnership Advisory Board, one of the functions of which is to review any potential conflicts of interest involving the General Partner, and provides that the General Partner may be removed by the limited partners but (so long as the General Partner is controlled by Mr. James) only if the General Partner has been found by an independent party to have been engaged in malfeasance, criminal conduct, wanton, willful neglect or a material breach of the Partnership Agreement. There are no other procedures for resolving conflicts between the Company and the General Partner. The Indenture contains certain restrictions on transactions between James and Finance Corp. and their subsidiaries and affiliates.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank nor a thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 7A .

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Pages FS-1 through FS-14, which pages are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 1997.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS

     Since its inception in 1988, the Company's business and affairs have been managed and controlled by the General Partner. The General Partner is managed and controlled by its three partners, Jamesco Inc., a Michigan corporation (of which William R. James is the sole shareholder, sole executive officer and sole director), Trenary Corp., Ltd., a Michigan corporation (of which C. Timothy Trenary is the sole shareholder, sole executive officer and sole director), and DKS Holdings, Inc., a Michigan corporation (of which Daniel K. Shoemaker is the sole shareholder, sole executive officer and sole director). By virtue of these arrangements, Messrs. James, Trenary and Shoemaker (each a "Director") perform functions for the Company which are similar to those generally performed for a corporation by its board of directors. The Directors also constitute all of the directors of Finance Corp. Through the General Partner, the persons named below (collectively, the "Executive Officers") perform for the Company functions similar to those generally performed for a corporation by executive officers having the titles set forth below:

                           NAME                                 AGE   FUNCTIONS PERFORMED
                   William R. James........................     64   President and
                                                                     Chief Executive Officer
                   C. Timothy Trenary......................     41   Chief Operating Officer
                   Daniel K. Shoemaker.....................     35   Chief Financial Officer
                   Scott A. Madison........................     40   Director of Engineering


     Messrs. James, Trenary and Shoemaker also constitute all of the executive officers and directors of Finance Corp.

     William R. James has been the sole shareholder and sole director of Jamesco, and Jamesco has been a partner in the General Partner, since the Company was formed in 1988. He has performed the functions of President and Chief Executive Officer for the Company throughout the same period. He has been the President of Finance Corp. since its formation in 1997.

     In January 1986, Mr. James founded James Communications, Inc. ("JCI"), a cable television company. He served as President and Chief Executive Officer of JCI from its inception until it was sold in December 1987. From 1979 to 1986, Mr. James was employed by Capital Cities Communications (which became Capital Cities/ABC Inc.), during which time he oversaw the development of its cable division ("Capital Cities Cable"). At the time he left Capital Cities Communications to found JCI, Mr. James was an Executive Vice President of Capital Cities Communications and the President of Capital Cities Cable. Prior to joining Capital Cities Communications, Mr. James was a partner at Touche Ross & Co. in charge of national manufacturing consulting.

     Mr. James is a graduate of Princeton University and graduated from the Harvard University Business School with distinction.

     C. Timothy Trenary was a partner in the General Partner from the formation of the Company until July 1, 1997, when he contributed his partnership interest to his wholly-owned corporation, Trenary Corp., Ltd. From 1988 to 1989, Mr. Trenary performed the functions of Chief Financial Officer for the Company, and, since 1989, he has performed the functions of its Chief Operating Officer. He has also been a Vice President of Finance Corp. since its formation in 1997. Mr. Trenary was Vice President of Finance of JCI during 1987. From 1983 to 1986, he was Operations Manager of the Northern Region of Capital Cities Cable, and from 1981 to 1983, he was Manager of Financial Controls for Capital Cities Cable. Prior to joining Capital Cities Cable, Mr. Trenary was an auditor with Arthur Young & Co.

     Daniel K. Shoemaker was a partner in the General Partner from 1989 until July 1, 1997, when he contributed his partnership interest to his wholly-owned corporation, DKS Holdings, Inc. He has performed the functions of

Chief Financial Officer for the Company since 1993, and from 1988 to 1993, he served as its Director of Management Information Systems. He has also been the Treasurer and Secretary of Finance Corp. since its formation in 1997. From 1985 to 1988, Mr. Shoemaker was a systems engineer in a management consulting group of Electronic Data Systems Corporation.

     Scott A. Madison has served as the Company's Director of Engineering since 1991. From 1988 to 1991 he was Director of Engineering for C4 Media Companies (cable television operators), and from 1986 to 1988 he was a Regional Engineer for C4 Media Cable South, L.P.I.

ITEM 11.   EXECUTIVE COMPENSATION

The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the systems owned by the Company during such year. The amount of the management fee was approximately $1,734,000, $1,806,000 and $1,822,000 in 1995, 1996 and 1997, respectively. No other amounts were paid to the General Partner by the Company in those years.

     The General Partner is entitled to compensation from the Company pursuant to an Incentive Compensation Agreement dated as of December 31, 1994 (the "1994 Incentive Compensation Agreement"). The 1994 Incentive Compensation Agreement provides that, in the event that all of the Company's cable television systems are sold, the General Partner is entitled to a cash incentive compensation award equal to 2% of the fair market value of all of the assets of James, less James' debts and other accrued liabilities, other than those owed to the partners of James, and without regard to any liability arising under the 1994 Incentive Compensation Agreement, as of the date of such sale.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 1997, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:


                           NAME AND ADDRESS OF
                            BENEFICIAL OWNER                                   TYPE OF INTEREST(1)     % OF CLASS
           -------------------------------------------------                   -------------------     ----------
           William R. James(2)...............................................  General partnership            *
           710 North Woodward Avenue, Suite 180                                Limited partnership           1.1%
           Bloomfield Hills, Michigan 48304
           C. Timothy Trenary(3).............................................  General partnership            *
           710 North Woodward Avenue, Suite 180                                Limited partnership            *
           Bloomfield Hills, Michigan 48304
           Daniel K. Shoemaker(4)............................................  General partnership            *
           710 North Woodward Avenue, Suite 180                                Limited partnership            *
           Bloomfield Hills, Michigan 48304
           Scott A. Madison..................................................  None
           710 North Woodward Avenue, Suite 180
           Bloomfield Hills, Michigan 48304
           The Prudential Insurance Company of America.......................  Limited partnership          24.4%
           Four Gateway Center
           100 Mulberry Street
           Newark, New Jersey 07102
           State Farm Mutual Automobile Insurance Company....................  Limited partnership          24.4%
           One State Farm Plaza
           Bloomington, Illinois 61710
           Teachers Insurance and Annuity Association of America.............  Limited partnership          12.2%
           730 Third Avenue
           New York, New York 10017
           Bessemer Securities Corporation...................................  Limited partnership          12.2%
           630 Fifth Avenue
           New York, New York 10111
           The Dysson-Kissner-Moran Corporation..............................  Limited partnership           6.1%
           230 Park Avenue
           New York, New York 10169
           Brown University-Third Century Fund...............................  Limited partnership           5.9%
           Room 101 - University Hall, Box C
           Providence, Rhode Island  02912
           Citicorp..........................................................  Limited partnership           5.6%
           599 Lexington Avenue
           New York, New York 10043
           All Directors and Executive Officers as a group...................  General partnership           *
                                                                               Limited partnership           1.2%

----------
 *   Less than 1.00%.
(1) The general partnership interest represents 0.97% of the Company's total partnership interest.

(2) Reflects ownership of all of the capital stock of Jamesco Inc., which holds a 91.5% interest in the General Partner. Mr. James performs the functions of a Director of the Company. He also performs the functions of Chief Executive Officer of the Company.

(3) Reflects ownership of all of the capital stock of Trenary Corp., Ltd., which holds a 7.5% interest in the General Partner. Mr. Trenary performs the functions of a Director of the Company. He also performs the functions of Chief Operating Officer of the Company.

(4) Reflects ownership of all of the capital stock of DKS Holdings, Inc., which holds a 1.0% interest in the General Partner. Mr. Shoemaker performs the functions of a Director of the Company. He also performs the functions of Chief Financial Officer of the Company.

    ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Certain affiliates of Sandler Media Group, Inc. were, collectively, the holders of two-thirds in outstanding principal amount of certain subordinated debt of the Company, together with related warrant interests in the Company, which subordinated debt was prepaid and warrant interests were redeemed with approximately $14.9 million out of the net proceeds of the Offering. Michael J. Marocco, a member of the Company's Partnership Advisory Board, is an officer of Sandler Media Group, Inc. Affiliates of Sandler Media Group, Inc. continued to hold their limited partnership interests in the Company after the Refinancing.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS:


                  ITEM 601
               REGULATION S-K
             EXHIBIT REFERENCE
                   NUMBER               EXHIBIT DESCRIPTION
             ------------------         -------------------
                   (3)(a)               Amended and Restated Agreement of
                                        Limited Partnership of the Company dated as of June 30 , 1995 (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on
                                        Form S-4 as filed with the Securities
                                        and Exchange Commission on September 8,
                                        1997 (registration no. 333-35183)).

                   (3)(b) Certificate of Limited Partnership of the Company (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

                   (3)(c) Articles of Incorporation of Finance Corp. (incorporated by reference to
                                        Exhibit 3.3 of the registrant's
                                        Registration Statement on Form S-4 as
                                        filed with the Securities and Exchange
                                        Commission on September 8, 1997
                                        (registration no. 333-35183)).

                   (3)(d) Bylaws of Finance Corp. (incorporated by reference to Exhibit 3.4 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

                   (4)(a) Indenture dated as of August 15, 1997 among the Company, Finance Corp., and United States Trust Company of New York, as Trustee (including form of Notes) (incorporated by reference to Exhibit
                                        4.1 of the registrant's Registration
                                        Statement on Form S-4 as filed with the
                                        Securities and Exchange Commission on
                                        September 8, 1997 (registration no.
                                        333-35183)).

                   (4)(b) Credit Agreement dated as of August 15, 1997 among the Company, the lenders party thereto, NBD Bank as documentation agent and Canadian Imperial Bank of Commerce as co-agent (incorporated by reference to Exhibit 4.3 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

                   (4)(c) Company Security Agreement dated as of August 15, 1997 between the Company and NBD Bank as documentation agent (incorporated by reference to Exhibit
                                        4.4 of the registrant's Registration
                                        Statement on Form S-4 as filed with the
                                        Securities and Exchange Commission on
                                        September 8, 1997 (registration no.
                                        333-35183)).

                  ITEM 601
               REGULATION S-K
             EXHIBIT REFERENCE
                  NUMBER                EXHIBIT DESCRIPTION
             -----------------          -------------------
                   (4)(d)               Guaranty Agreement dated as of August
                                        15, 1997 by Finance Corp. in favor of
                                        the Lenders and Agents named therein
                                        (incorporated by reference to Exhibit
                                        4.5 of the registrant's Registration
                                        Statement on Form S-4 as filed with the
                                        Securities and Exchange Commission on
                                        September 8, 1997 (registration no.
                                        333-35183)).

                   (4)(e) Guarantor Security Agreement dated as of August 15, 1997 between Finance Corp. and NBD Bank as documentation agent (incorporated by reference to Exhibit
                                        4.6 of the registrant's Registration
                                        Statement on Form S-4 as filed with the
                                        Securities and Exchange Commission on
                                        September 8, 1997 (registration no.
                                        333-35183)).

                  (10)(a) 1994 General Partner Incentive Compensation Agreement dated as of December 31, 1994 between the Company and the General Partner (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

                     12                 Statement re computation of ratios.*

                     21 List of subsidiaries of James: James Cable Finance Corp. (James Cable Finance Corp. has no subsidiaries.)

                     24                 Powers of Attorney.*

                     27                 Financial Data Schedule.*
    --------------------------

    *    Filed herewith.

    Management contracts and compensatory plans or arrangements:

       The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

    (3)(a) Amended and Restated Agreement of Limited Partnership of the Company dated as of June 30 , 1995 (incorporated by reference to Exhibit 3.1 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

    (3)(b) Certificate of Limited Partnership of the Company (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

    (10)(a) 1994 General Partner Incentive Compensation Agreement dated as of December 31, 1994 between the Company and the General Partner (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

    REPORTS ON FORM 8-K:

         None.


    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                                                            10-K
                                                                                                           Report
                                                                                                          page(s)
                                                                                                         ---------
      James Cable Partners, L.P. and Subsidiary:
         Independent Auditor's Report.............................................................          FS-1
         Consolidated balance sheets as of December 31, 1996 and 1997.............................          FS-2
         Consolidated statements of operations for each of the years ended December 31, 1995,
         1996 and 1997............................................................................          FS-3
         Consolidated statements of partners' deficit for each of the years ended December 31,
         1995, 1996 and 1997......................................................................          FS-4
         Consolidated statements of cash flows for each of the years ended December 31, 1995,
         1996 and 1997............................................................................          FS-5
         Notes to consolidated financial statements...............................................          FS-6
      James Cable Finance Corp.:
         Independent Auditor's Report.............................................................         FS-12
         Balance sheet as of December 31, 1997....................................................         FS-13
         Notes to balance sheet...................................................................         FS-14


      Financial Statement Schedules:
      Any schedules for which provision is made in Regulation S-X either (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]



INDEPENDENT AUDITORS' REPORT


To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of James
Cable Partners, L.P. (a Delaware Limited Partnership) (the "Company") at December 31, 1996 and 1997, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of James Cable Partners, L.P. at December 31, 1996 and 1997, and the results of their operations and their cash flows for the three years in the period ended December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 6, 1998
Detroit, Michigan

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         1996              1997
                                                                                         ----              ----
ASSETS (NOTE 3)
Cash and cash equivalents                                                           $    100,813      $  9,902,842
Accounts receivable - Subscribers (net of allowance for doubtful
  accounts of $14,668 in 1996 and $20,872 in 1997)                                     3,307,074         3,344,345
Prepaid expenses and other assets (Note 5)                                               215,944           213,816
Property and equipment:
  Cable television distribution systems and equipment                                 71,802,231        79,248,360
  Land and land improvements                                                             229,704           229,704
  Buildings and improvements                                                             932,760           932,760
  Office furniture and fixtures                                                        1,147,281         1,216,867
  Vehicles                                                                             3,046,103         3,126,367
                                                                                    -------------     -------------
    Total                                                                             77,158,079        84,754,058
  Less accumulated depreciation                                                      (69,153,781)      (72,086,368)
                                                                                    -------------     -------------
    Total                                                                              8,004,298        12,667,690
Deferred financing costs (net of accumlated amortization of $5,210,047
  in 1996 and $227,206 in 1997)                                                        2,314,896         3,883,956
Intangible assets, net (Note 2)                                                       18,881,070        13,883,699
Deposits                                                                                  20,037            15,782
                                                                                    -------------     -------------
    Total assets                                                                    $ 32,844,132      $ 43,912,130
                                                                                    =============     =============

LIABILITIES AND PARTNERS' DEFICIT
Liabilites:
  Debt (Note 3)                                                                     $ 82,494,236      $100,000,000
  Accounts payable                                                                       362,636           245,835
  Accrued expenses (Note 5)                                                            3,428,776         2,333,228
  Accrued interest on 10-3/4% Senior Notes (Note 3)                                            0         4,031,249
  Unearned revenue                                                                     2,877,029         2,987,979
  Subscriber deposits                                                                     27,673            25,279
                                                                                    -------------     -------------
    Total                                                                             89,190,350       109,623,570
Commitments and contingencies (Note 4)                                                   ---               ---
Partners' deficit:
  Limited Partners ("L.P.")                                                          (50,587,123)      (59,500,005)
  General Partner ("G.P.")                                                            (5,759,095)       (6,211,435)
                                                                                    -------------     -------------
    Total                                                                            (56,346,218)      (65,711,440)
                                                                                    -------------     -------------
    Total liabilities and partners' deficit                                         $ 32,844,132      $ 43,912,130
                                                                                    =============     =============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                    Year Ended December 31,
                                                        -------------------------------------------------
                                                             1995             1996              1997
                                                             ----             ----              ----
Revenues                                                $ 33,304,839     $ 35,212,735       $ 35,777,675
System operating expenses (excluding
  depreciation and amortization)                          15,072,941       16,248,981         17,399,790

Non-system operating expenses:
  Management fee (Note 5)                                  1,733,693        1,806,226          1,822,417
  Other                                                      546,509          673,994            762,304
                                                        -------------    -------------      -------------
    Total non-system operating expenses                    2,280,202        2,480,220          2,584,721

Depreciation and amortization                             12,213,985        9,272,014          7,929,986
                                                        -------------    -------------      -------------
    Operating income                                       3,737,711        7,211,520          7,863,178
Interest and other:
  Interest expense                                        (9,717,511)      (8,878,285)        (9,646,679)
  Interest income                                             58,822           26,852            176,136
  Other (Note 3)                                            (140,780)        (254,331)          (232,845)
                                                        -------------    -------------      -------------
    Total interest and other                              (9,799,469)      (9,105,764)        (9,703,388)
                                                        -------------    -------------      -------------

    Loss before extraordinary items                       (6,061,758)      (1,894,244)        (1,840,210)

Extraordinary loss due to debt
  refinancing (Note 3)                                      (548,564)               0         (3,125,012)
                                                        -------------    -------------      -------------

    Net loss                                            $ (6,610,322)    $ (1,894,244)      $ (4,965,222)
                                                        =============    =============      =============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                Limited              General
                                                                Partners             Partner              Total
                                                             --------------       -------------       --------------
Balance, December 31, 1994                                   $ (41,704,025)       $ (5,317,587)       $ (47,021,612)
  Net loss                                                      (6,298,356)           (311,966)          (6,610,322)
  Repurchase of partnership interests                             (781,990)            (38,050)            (820,040)
                                                             --------------       -------------       --------------
Balance, December 31, 1995                                     (48,784,371)         (5,667,603)         (54,451,974)
  Net loss                                                      (1,802,752)            (91,492)          (1,894,244)
                                                             --------------       -------------       --------------
Balance, December 31, 1996                                     (50,587,123)         (5,759,095)         (56,346,218)
  Net loss                                                      (4,725,402)           (239,820)          (4,965,222)
  Repurchase of warrants (Note 3)                               (4,187,480)           (212,520)          (4,400,000)
                                                             --------------       -------------       --------------
Balance, December 31, 1997                                   $ (59,500,005)       $ (6,211,435)       $ (65,711,440)
                                                             ==============       =============       ==============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                        Year Ended December 31,
                                                             --------------------------------------------
                                                                 1995             1996           1997
                                                                 ----             ----           ----
Cash Flows from Operating Activities:
  Net loss                                                   $ (6,610,322)   $ (1,894,244)  $ (4,965,222)
  Adjustments to reconcile net loss
    to net cash from operating activities:
    Depreciation                                                4,797,498       3,050,080      2,932,587
    Amortization                                                7,416,487       6,221,934      4,997,399
    Noncash interest expense                                      875,030         672,667        647,623
    Extraordinary item, net of additional
      interest                                                    548,564               0      1,894,451
    (Increase) decrease in assets:
      Accounts receivable                                        (302,855)        (61,980)       (37,271)
      Prepaid expenses                                            100,049         (72,624)         2,128
      Deposits                                                    (45,339)         59,995          4,255
    Increase (decrease) in liabilities:
      Accounts payable                                           (785,614)        283,987       (116,801)
      Accrued expenses                                            692,697         754,434     (1,095,548)
      Accrued interest on 10-3/4%
         Senior Notes                                                   0               0      4,031,249
      Unearned revenue                                            220,322          55,253        110,950
      Subscriber deposits                                          (5,170)         (3,392)        (2,394)
                                                             -------------   -------------  -------------
         Total adjustments                                     13,511,669      10,960,354     13,368,628
                                                             -------------   -------------  -------------
         Net cash flows from
            operating activities                                6,901,347       9,066,110      8,403,406

Cash Flows used in Investing Activities:
  Additions to property and equipment                          (2,405,183)     (3,942,330)    (7,595,978)
                                                             -------------   -------------  -------------
      Net cash flows used in investing
         activities                                            (2,405,183)     (3,942,330)    (7,595,978)

Cash Flows (used in) from Financing Activities:
  Principal payments on debt                                  (89,000,000)     (6,745,563)   (82,407,796)
  Proceeds from debt borrowings                                89,000,000                    100,000,000
  Deferred interest increase                                      375,000         778,359
  Payments on capital lease obligation                            (85,513)       (111,679)       (86,441)
  Purchase of interest rate protection                           (148,000)
  Deferred financing costs                                     (3,166,002)                    (4,111,162)
  Repurchase of warrants                                                                      (4,400,000)
  Repurchase of partnership interests                            (820,040)
                                                             -------------   -------------  -------------
      Net cash flows (used in) from
         financing activities                                  (3,844,555)     (6,078,883)     8,994,601
                                                             -------------   -------------  -------------
Net Increase (Decrease) in Cash and
  Cash Equivalents                                                651,609        (955,103)     9,802,029

Cash and Cash Equivalents, Beginning
  of Period                                                       404,307       1,055,916        100,813
                                                             -------------   -------------  -------------

Cash and Cash Equivalents, End of
  Period                                                     $  1,055,916    $    100,813   $  9,902,842
                                                             =============   =============  =============

Supplemental Disclosure of Cash Flow
  Information - Cash paid for interest
  during the period                                          $  7,878,875    $  6,928,827   $  5,651,010
                                                             =============   =============  =============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  YEARS ENDED DECEMBER 31, 1995, 1996 AND 1997


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    NATURE OF OPERATIONS - James Cable Partners, L.P. (a Delaware limited partnership) ("James") was formed on January 12, 1988. James has system locations in Alabama, Colorado, Wyoming, Oklahoma, Texas, Florida, Tennessee, Louisiana and Georgia. James' principal investment objective is to realize capital appreciation through the acquisition, ownership, control, and operations of cable television systems.

    James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of James for the sole purpose of acting as co-issuer with James of the Notes and Exchange Notes referred to below (Note 3). References to the "Company" herein are to James and Finance Corp. consolidated, or to James prior to the organization of Finance Corp., as appropriate.

    PARTNERSHIP AGREEMENT - The following represents certain provisions of the James Cable Partners, L.P. Amended and Restated Agreement of Limited Partnership as amended (the "Partnership Agreement"):

         Term of Agreement - James will be dissolved upon the earliest to occur of (i) December 31, 2005 (the "Term"), (ii) a determination by the general partner that James should be dissolved, with the approval of 60% of the Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 66-2/3% of the Limited Partner interests, (v) the removal of the general partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the general partner. The Term can be extended upon the affirmative vote of 66-2/3% of the Limited Partner interests and the consent of the general partner. In certain of the foregoing cases, the Limited Partners may elect under the Partnership Agreement to reconstitute the business of James in a new limited partnership with a new general partner elected by the Limited Partners.

         Voting Rights - Except as to matters for which consent or approval is expressly required under the Partnership Agreement, the Limited Partners have no right to vote on any partnership matters. Where a vote or consent is required, each Partner is entitled to vote based on its percentage interest in James.

         Contributions - Under the Partnership Agreement, the partners have made certain contributions to James. The general partner is not required to lend or advance any funds to James or to make any additional capital contributions to James. No limited partner is required to lend any funds to James or to make any capital contributions to James. The Partnership Agreement provides that no partner of James shall have the right to withdraw or demand the return of its capital contribution during the term of James' existence. The general partner is not personally liable for the return of the capital contributions made by Limited Partners.

         Distributions - James has not made distributions to any of the partners, cash or property, from the date of inception to the current date. While James does not have plans to make any distributions in the near future, any distributions made would be subject to the provisions of the Partnership Agreement.

    PROPERTY, PLANT AND EQUIPMENT are recorded at cost. Depreciation is computed using accelerated methods and includes amounts charged to expense under capital lease obligations. Estimated useful lives for major categories are as follows:

                                                                    Years
    Buildings and improvements                                   31.5 and 39
    Cable television distribution systems                             7
    Office furniture and fixtures                                   5 - 7
    Vehicles                                                          5

    INTANGIBLE ASSETS consist of subscriber lists, franchise operating rights and covenants not to compete acquired in connection with acquisitions.
    Also included is goodwill, which is the amount by which the cost of acquisitions exceeded the fair values assigned to assets acquired. Intangible assets are amortized using the straight-line method over periods up to 33 years.

    DEFERRED FINANCING COSTS in connection with the refinancing that was effective June 30, 1995 were being amortized on the straight-line method over a 5 year life. These costs were written-off in connection with the refinancing that occurred in connection with the issuance of the Notes which was effective August 15, 1997. Deferred financing costs in connection with the refinancing are being amortized on the straight-line method over 5 years for the new bank credit facility and 7 years for the 10-3/4% Senior Notes due 2004 (Note 3).

    REVENUES are recognized in the period in which the related services are provided to the subscribers.

    PROFITS AND LOSSES are generally allocated in accordance with James' Partnership Agreement. Currently, profits are allocated approximately 99% to the limited partners and 1% to the general partner, and losses are allocated approximately 95% to the limited partners and 5% to the general partner.

    STATEMENT OF CASH FLOWS - For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of ninety days or less at date of purchase to be cash equivalents.

    ESTIMATES - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

    INCOME TAXES - The financial statements include only those assets, liabilities and results of operations of the Company which relate to the business of James Cable Partners, L.P. No recognition has been made of income taxes since these taxes are the personal responsibility of the partners.

    IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - Effective January 1, 1996, The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, which establishes accounting standards for the impairment of long-lived-assets, certain identifiable intangibles and goodwill related to these assets to be held and used. SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. The Company periodically evaluates the carrying value for impairment based principally on the undiscounted cash flows of the operations to which the long-lived assets and intangibles relate. The Company's adoption of SFAS No. 121 in 1996 had no impact on the accompanying financial statements.

    In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company has not determined the impact on its financial statement disclosure. SFAS No. 131 is effective for the Company's financial statements for the year ending December 31, 1998.

    FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying amounts of cash and cash equivalents approximate their fair value due to the nature and length of maturity of the investments.

    The estimated fair value of the Company's debt instruments is based on borrowing rates that approximate existing rates at December 31, 1997 and 1996 and, in the opinion of management, there is no material difference between the fair market value and the carrying value of such debt instruments.

2.   INTANGIBLE ASSETS

    Intangible assets consist of the following:

                                                         1996                  1997
    Franchise operating rights                    $    60,292,548         $    60,292,548
    Subscriber lists                                   13,631,000              13,631,000
    Covenants not to compete                           13,622,318              13,622,318
    Goodwill                                           10,635,327              10,635,327
    Organization costs                                  1,248,020               1,248,020
                                                  ---------------         ---------------
                Total                                  99,429,213              99,429,213
    Less accumulated amortization                     (80,548,143)            (85,545,514)
                                                  ---------------         ---------------

    Total                                         $    18,881,070         $    13,883,699
                                                  ===============         ===============

3.   DEBT

    Debt consists of the following:

                                                          1996               1997
    10-3/4% Senior Notes due 2004                 $        ---          $   100,000,000
    Bank Credit Facilitiy                               66,254,437             ---
    Subordinated notes                                  16,153,359             ---
    Capital lease obligation                                86,440             ---
                                                  ----------------      ---------------
    Total                                         $     82,494,236      $   100,000,000
                                                  ================      ===============

    10-3/4% Senior Notes - The $100 million principal amount 10-3/4% Senior Notes due 2004 (the "Notes") were issued by the Company on August 15, 1997 pursuant to a contract entered into on August 12, 1997. The Notes are unsecured and bear interest at 10.75% per annum, payable semi-annually on February 15 and August 15. The Notes were issued in transactions exempt from the registration requirements of the Securities Act of 1933 (the "Securities Act") and consequently are subject to certain transfer restrictions; however, in accordance with a Registration Rights Agreement entered into in connection with the issuance of the Notes, on November 5, 1997, the Company registered under the Securities Act $100 million principal amount of 10-3/4% Series B Senior Notes due 2004 (the "Exchange Notes"), and shortly thereafter commenced an offer to holders of the Notes to exchange the Notes for the Exchange Notes in equal principal amounts (the "Exchange Offer"). During the Exchange Offer period, all Notes were tendered and exchanged for Exchange Notes. Except for the absence of transfer restrictions, the terms of the Exchange Notes will be substantially identical to those of the Notes.

    Retirement of Prior Debt and Warrants - A portion of the proceeds from the issuance of the Notes was used to repay $66.4 million principal, plus interest, that was then outstanding under the Company's prior bank credit facility and $16.6 million principal, plus interest, that was then outstanding under the subordinated notes. In addition, $4.4 million of the Note proceeds were used to repurchase warrants that had been issued to the subordinated noteholders in conjunction with the subordinated notes.

    The subordinated notes were not redeemable by the Company prior to June 30, 1998. In order to retire the subordinated notes, the Company was required to pay the subordinated noteholders an additional amount agreed by them to be the equivalent of the additional interest that would have been payable to them had the subordinated notes remained outstanding until June 30, 1998. This amount has been treated as an extraordinary item by the Company in the third quarter of 1997.

    Had the warrants become exercisable, they would have entitled the subordinated noteholders to purchase a percentage of equity in James, when and if certain criteria were met. They also had certain put and call features with repurchase amounts to be calculated pursuant to specific formulas, which would have become exercisable under certain conditions. Neither the warrants nor the put and call features had become exercisable by the time the Notes were issued, but the subordinated noteholders were unwilling to permit prepayment of the subordinated notes at that time unless the warrants were also purchased by the Company. Consequently, the Company agreed to purchase them at the $4.4 million price required by the subordinated noteholders. This payment has been treated as an equity transaction by the Company in the third quarter of 1997.

    New Bank Credit Facility - In conjunction with the issuance of the Notes, the Company entered into a new bank credit facility (the "New Facility"). The New Facility provides for additional borrowings of up to $20 million (with an option to increase the amount to $30 million), subject to maintaining a specified ratio of total debt to annualized six-month EBITDA and maintaining certain other specified ratios. The New Facility is secured by a first priority lien and security interest in substantially all the assets of the Company. The interest rate on the New Facility is based on one to six month LIBOR rates plus a certain percentage based on provisions related to debt to earnings ratios and events of default, as defined. At December 31, 1997 no borrowings under the New Facilities had occurred. Due to ratio requirements, the maximum borrowings as of December 31, 1997 permissible under the New Facility were approximately $8 million.

    Extraordinary Loss - In connection with the prepayment of the prior bank credit facility and the subordinated notes, the Company realized an extraordinary loss as follows:

    Write-off of deferred financing costs               $1,894,451
    Additional interest                                 $1,230,561
                                                      ------------
    Total extraordinary loss                            $3,125,012
                                                      ============

   In addition, the Company has paid administrative and other fees to the debtholders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 1995, 1996 and 1997 were $157,933, $278,031 and $234,446 respectively.

    In 1994, the Company incurred capital lease obligations of $291,746 related to various vehicles. The agreements have been capitalized in accordance with the provisions of SFAS No. 13, "Accounting for Leases." Total depreciation expense in the years ended December 31, 1995, 1996 and 1997 related to this capital lease obligation was $93,359, $56,013 and $33,610 respectively. All capital lease obligations were settled by December 31, 1997.

4.   COMMITMENTS

    The Company leases office space under operating leases which expire at varying dates through 2000. Total rental expense, including month-to-month rentals, was approximately $67,750, $78,519 and $80,353 for the years ended December 31, 1995, 1996 and 1997 respectively.

    The Company is committed to monthly pole rentals of $47,395 as of December 31, 1997, to various utilities and cities. These agreements are subject to termination rights by both parties.

    The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

5.   RELATED PARTY TRANSACTIONS

    The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber. Management fees paid by the Company to the general partner amounted to $1,733,693, $1,806,226 and $1,822,417 in the years ended December 31, 1995, 1996 and 1997 respectively.

    Included in prepaid expenses and other assets are amounts receivable from related parties which total $16,056 and $16,017 for the years ended December 31, 1996 and 1997 respectively.

    Included in accrued expenses are amounts payable to related parties which total $155,049 and $4,930 for the years ended December 31, 1996 and 1997 respectively.

6.   REGULATORY MATTERS

    The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the Federal Communications Commission ("FCC") and by local franchising authorities). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. There has been a recent increase in calls by certain members of Congress and FCC officials to maintain or even tighten cable regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

    Under the FCC's rate regulations, most cable systems were required to reduce their basic service and cable programming service tiers ("CPST") rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost of service" in cases where the latter methodology appears favorable. The FCC also established a vastly simplified cost of service methodology for small cable companies.

    The Company, which qualifies as a small cable company under FCC rules, has elected to rely on the cost-of service rules as and when the Systems are required to justify their rates for regulated services and, therefore, has not implemented the rate reductions that would otherwise have been required if it were subject to the FCC's benchmarks. Under the cost-of-service rules applicable to small cable companies, eligible systems can establish permitted rates under a simple formula that considers total operating expenses (including amortization expenses), net rate base, rate of return, channel count and subscribers. If the per channel rate resulting from these inputs for a cable system is no more than $1.24, the cable system's rates will be presumed reasonable. If the formula generated rate exceeds the $1.24, the burden is on the cable operator to establish the reasonableness of its calculations.

    Substantially all of the Company's rates are currently under the $1.24 per channel level, and the Company believes that all of its rates in excess of the $1.24 per channel level are reasonable using the formula described above. However, FCC rules permit local franchise authorities to review basic service rates, and under certain circumstances, challenge CPST rates at the FCC. An adverse ruling in any such proceeding could require the Company to reduce its rates and pay refunds. A reduction in the rates it charges for regulated services or the requirement that it pay refunds could have a material adverse effect on the Company. Once the maximum permitted rate allowed by FCC rules is being charged by the Company in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs.
    The 1996 Telecommunications Act provides for regulation of the CPST to expire for all cable systems on March 31, 1999. However, certain members of Congress and FCC officials have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

    In addition, certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") could in the future have a material adverse effect on the Company's business. In particular, the 1992 Cable Act conveyed to broadcasters the right generally to elect either to require (i) the local cable operator to carry their signal or (ii) that such operator obtain the broadcaster's consent before doing so. To date, compliance with these provisions has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated.

                      [DELOITTE & TOUCHE LLP LETTERHEAD]


INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

We have audited the accompanying balance sheet of James Cable Finance Corp. (A wholly-owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) ("Finance Corp.") at December 31, 1997. This balance sheet is the responsibility of the management of Finance Corp. Our responsibility is to express an opinion on this balance sheet based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheet is free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheet. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such balance sheet presents fairly, in all material respects, the financial position of James Cable Finance Corp. at December 31, 1997 in conformity with generally accepted accounting principles.


Deloitte & Touche LLP

February 6, 1998
Detroit, Michigan

                           JAMES CABLE FINANCE CORP.
 (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                 PARTNERSHIP)

                        BALANCE SHEET DECEMBER 31, 1997

                                     ASSETS
Cash and cash equivalents                                                $1,000
                                                                         ======

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock, no par value  (1,000 shares issued
and outstanding)                                                         $1,000
                                                                         ======


                          See notes to balance sheet.

                            JAMES CABLE FINANCE CORP.
  (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                             NOTES TO BALANCE SHEET


1.    ORGANIZATION

      James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with the James of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and does not have any material operations.

2.    STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 1997, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

                          JAMES CABLE PARTNERS, L.P.
                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, James Cable Partners, L.P. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        JAMES CABLE PARTNERS, L.P.

                                        By: James Communications Partners
                                            General Partner

                                        By: Jamesco, Inc.
                                            Partner



                                        By:  /s/ William R. James
                                           -------------------------------------
                                            William R. James
                                            President

                                            Date:  March 11, 1998

     Signature                    Title                                Date
     ---------                    -----                                ----
                         Person performing functions similar to
/s/ William R. James     a director and a principal executive     March 11, 1998
-----------------------  officer
William R. James

/s/ C. Timothy Trenary   Person performing functions similar to
-----------------------  a director                               March 11, 1998
C. Timothy Trenary


                         Person performing functions similar      March 11, 1998
/s/ Daniel K. Shoemaker  to a director, a principal financial
-----------------------  officer, and a principal accounting
Daniel K. Shoemaker      officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(c) No annual report to security holders covering the registrants' last fiscal year or proxy material has been sent to security holders. If such report or proxy material is furnished to security holders subsequent to the filing of this form, the registrants will furnish copies of such material to the Commission when it is sent to security holders.

                          JAMES CABLE FINANCE CORP.
                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        James Cable Finance Corp.



                                        By: /s/ William R. James
                                            ------------------------------------
                                            William R. James
                                            President

                                            Date:  March 11, 1998




      Signature                    Title                              Date
      ---------                    -----                              ----
                          Director; President (principal         March 11, 1998
/s/ William R. James      executive officer)
------------------------
William R. James

/s/ C. Timothy Trenary
------------------------  Director; Vice President               March 11, 1998
C. Timothy Trenary

/s/ Daniel K. Shoemaker
------------------------  Director; Treasurer (principal         March 11, 1998
Daniel K. Shoemaker       financial officer and principal
                          accounting officer)

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

(c) No annual report to security holders covering the registrants' last fiscal year or proxy material has been sent to security holders. If such report or proxy material is furnished to security holders subsequent to the filing of this form, the registrants will furnish copies of such material to the Commission when it is sent to security holders.

                                EXHIBIT INDEX


EXHIBIT NUMBER

    12                  Statement re computation of ratios.

    24                  Powers of Attorney.

    27                  Financial Data Schedule.