Form 10-K/A
period 1997-12-31
JAMES CABLE PARTNERS LP /DE/
filed 1998-03-20
CIK 926285

                                UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                    FORM 10-K/A
                                  (AMENDMENT NO. 1)
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


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


        In addition, the Company is upgrading the cable plant in a number of its other Systems. The Company is nearing completion of the 750 MHz upgrade of its cable plant in Hawkinsville and Cochran, Georgia (which serves approximately 2,500 subscribers), and the 750 MHz upgrade of its cable plant in Douglas, Torrington, Wheatland and Lingle, Wyoming (which serves approximately 5,700 subscribers). Mapping and engineering are underway to upgrade cable plants serving an additional 3,000 subscribers in Georgia and 2,300 subscribers in Alabama. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant in certain systems serving an additional 19,000 subscribers. The Company may expend additional funds to upgrade additional cable plant if it is economically feasible.


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


     The Company completed the upgrade of its Durant System to 750 MHz in 1997. The upgrade of this cable plant, which serves approximately 4,300 subscribers, improved picture quality and reliability and enabled the Company to increase the number of channels offered by the Durant System from 40 to 60, with the potential for future expansion to 100 channels (or more using digital technology). In addition, the Company is upgrading the cable plant in a number of its other Systems. The Company is nearing the completion of the 750 MHz upgrade of its cable plant in Hawkinsville and Cochran, Georgia (which serves approximately 2,500 subscribers), and the 750 MHz upgrade of its cable plant in Douglas, Torrington, Wheatland and Lingle, Wyoming (which serves approximately 5,700 subscribers). Mapping and engineering are underway to upgrade cable plants serving an additional 3,000 subscribers in Georgia and 2,300 subscribers in Alabama. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant in certain systems serving an additional 19,000 subscribers. The Company may expend additional funds to upgrade additional cable plant if it is economically feasible.

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


     The Company is selectively upgrading certain of its Systems to 750 MHz. At December 31, 1997, the Company had expended nearly $7 million upgrading its cable plant serving approximately 12,500 subscribers to 750 MHz. The Company expects to expend approximately $13 million to upgrade its cable plant serving an additional 19,000 subscribers. The Company does not have any significant commitments relating to its planned upgrading program. The Company orders required materials, pays for them on ordinary credit terms and places them in inventory until used, at which time they are capitalized. Installation work is performed under short-term contracts which the Company may cancel at any time without significant penalty or cost.


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

                          JAMES CABLE PARTNERS, L.P.
                                  SIGNATURES


    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, James Cable Partners, L.P. has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


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

                                            Date:  March 19, 1998



     Signature                    Title                                Date
     ---------                    -----                                ----
                         Person performing functions similar to
/s/ William R. James     a director and a principal executive     March 19, 1998
-----------------------  officer
William R. James

/s/ C. Timothy Trenary   Person performing functions similar to
-----------------------  a director                               March 19, 1998
C. Timothy Trenary


                         Person performing functions similar      March 19, 1998
/s/ Daniel K. Shoemaker  to a director, a principal financial
-----------------------  officer, and a principal accounting
Daniel K. Shoemaker      officer




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

                          JAMES CABLE FINANCE CORP.
                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        James Cable Finance Corp.



                                        By: /s/ William R. James
                                            ------------------------------------
                                            William R. James
                                            President


                                            Date:  March 19, 1998






      Signature                    Title                              Date
      ---------                    -----                              ----
                          Director; President (principal         March 19, 1998
/s/ William R. James      executive officer)
------------------------
William R. James

/s/ C. Timothy Trenary
------------------------  Director; Vice President               March 19, 1998
C. Timothy Trenary

/s/ Daniel K. Shoemaker
------------------------  Director; Treasurer (principal         March 19, 1998
Daniel K. Shoemaker       financial officer and principal
                          accounting officer)


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