Form 10-Q
period 1998-03-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1998-05-13
CIK 926285, 926283

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-Q
    (Mark One)


        /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 1998
                                       OR
        / /  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
             THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from _____________ to _____________

             Commission file numbers 333-35183 and 333-35183-01


                         JAMES CABLE PARTNERS, L.P.
                          JAMES CABLE FINANCE CORP.
         (Exact name of each Registrant as specified in its charter)


             Delaware                                    38-2778219
             Michigan                                    38-3182724
(State or Other Jurisdiction of
Incorporation or Organization)              (I.R.S. Employer Identification No.)

   710 North Woodward Avenue, Suite 180                    48304
        Bloomfield Hills, Michigan                       (Zip Code)
 (Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                        /X/          / /
                                        Yes          No

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 13, 1998: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                              TABLE OF CONTENTS


                                                                 PAGE NO.
PART I. FINANCIAL INFORMATION
 Item 1. Consolidated Financial Statements of James
         Cable Partners, L.P. and Subsidiary                         3
         Notes to Consolidated Financial Statements                  7

         Balance Sheet of James Cable Finance Corp.                 10
         Notes to Balance Sheet                                     11

 Item 2. Management's Discussion and Analysis of
         Financial Condition and Results of Operations              12

PART II. OTHER INFORMATION

 Item 1. Legal Proceedings                                          16

 Item 2. Changes in Securities and Use of Proceeds                  16

 Item 6. Exhibits and Reports on Form 8-K                           18

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                              March 31,      December 31,
                                                                                1998            1997
                                                                            -------------   -------------
                                                                             (Unaudited)
                                   ASSETS
                                   ------
Cash & Cash Equivalents                                                     $   6,627,574   $   9,902,842
Accounts Receivable - Subscribers (Net of allowance for
  doubtful accounts of $14,675 in 1998 and $20,872 in 1997)                     3,353,487       3,344,345
Prepaid Expenses & Other                                                          105,342         213,816
Property & Equipment:
  Cable television distribution systems and equipment                          80,756,579      79,248,360
  Land and land improvements                                                      229,704         229,704
  Buildings and improvements                                                      932,760         932,760
  Office furniture & fixtures                                                   1,216,867       1,216,867
  Vehicles                                                                      3,126,367       3,126,367
                                                                            -------------   -------------
       Total                                                                   86,262,277      84,754,058
  Less accumulated depreciation                                               (72,861,551)    (72,086,368)
                                                                            -------------   -------------
       Total                                                                   13,400,726      12,667,690
Deferred Financing Costs (Net of accumulated amortization of
  $378,678 in 1998 and $227,206 in 1997)                                        3,732,484       3,883,956
Intangible Assets, Net                                                         12,898,545      13,883,699
Deposits                                                                           17,382          15,782
                                                                            -------------   -------------

Total Assets                                                                $  40,135,540   $  43,912,130
                                                                            =============   =============
                      LIABILITIES & PARTNERS' DEFICIT
                      -------------------------------
Liabilities:
  Debt                                                                      $ 100,000,000   $ 100,000,000
  Accounts payable                                                                 72,997         245,835
  Accrued expenses                                                              1,975,228       2,333,228
  Accrued interest on 10-3/4% Senior Notes                                      1,343,749       4,031,249
  Unearned revenue                                                              3,044,960       2,987,979
  Subscriber deposits                                                              24,804          25,279
                                                                            -------------   -------------
       Total                                                                  106,461,738     109,623,570
Commitments and Contingencies (Notes 2 and 3)
Partners' Deficit:
  Limited partners                                                            (60,085,070)    (59,500,005)
  General partner                                                              (6,241,128)     (6,211,435)
                                                                            -------------   -------------
       Total                                                                  (66,326,198)    (65,711,440)
                                                                            -------------   -------------

Total Liabilities & Partners' Deficit                                       $  40,135,540   $  43,912,130
                                                                            =============   =============


                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three     For the Three
                                                Months Ended      Months Ended
                                                  March 31,        March 31,
                                                    1998              1997
                                                ------------      -----------
                                                         (Unaudited)
Revenues                                        $  9,278,973      $ 8,849,806
System Operating Expenses (Excluding
  Depreciation and Amortization)                   4,592,364        4,170,393
Non-System Operating Expenses:
  Management fee                                     465,738          450,941
  Other                                              310,567          173,310
                                                ------------      -----------
  Total nonsystem operating
       expenses                                      776,305          624,251
Depreciation and Amortization                      1,760,337        1,797,148
                                                ------------      -----------
Operating Income                                   2,149,967        2,258,014
Interest and Other:
  Interest expense                                (2,838,972)      (2,117,569)
  Interest income                                    102,372            2,344
  Other                                              (28,125)         (27,678)
                                                ------------      -----------
       Total interest and other                   (2,764,725)      (2,142,903)
                                                ------------      -----------

Net (Loss) Income                               $   (614,758)     $   115,111
                                                ============      ===========

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                   Limited         General
                                                   Partners        Partner          Total
                                              -------------     ------------     -------------
Balance, December 31, 1997                    $ (59,500,005)    $ (6,211,435)    $ (65,711,440)
  Net loss (unaudited)                             (585,065)         (29,693)         (614,758)
                                              -------------     ------------     -------------
Balance, March 31, 1998 (unaudited)           $ (60,085,070)    $ (6,241,128)    $ (66,326,198)
                                              =============     ============     =============


                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                For the Three   For the Three
                                                                 Months Ended   Months Ended
                                                                  March 31,       March 31,
                                                                     1998           1997
                                                                 ------------   ------------
                                                                          (Unaudited)
Cash Flows from Operating Activities:
  Net (loss) income                                              $   (614,758)  $    115,111
  Adjustments to reconcile net (loss) income to net cash flows
    (used in) from operating activities:
    Depreciation                                                      775,183        547,798
    Amortization                                                      985,154      1,249,350
    Noncash interest expense                                          151,472        168,167
  Decrease (Increase) in assets:
    Accounts receivable                                                (9,142)        75,953
    Prepaid expenses                                                  108,474         68,972
    Deposits                                                           (1,600)       (13,765)
  (Decrease) Increase in liabilities:
    Accounts payable                                                 (172,838)       563,084
    Accrued expenses                                                 (358,000)      (671,845)
    Accrued interest on 10-3/4% Senior Notes                       (2,687,500)             0
    Unearned revenue                                                   56,981         30,688
    Subscriber deposits                                                  (475)          (550)
                                                                 ------------   ------------
      Total adjustments                                            (1,152,291)     2,017,852
                                                                 ------------   ------------
      Cash flows (used in) from operating activities               (1,767,049)     2,132,963
Cash Flows used in Investing Activities:
  Additions to property and equipment                              (1,508,219)    (1,434,118)
                                                                 ------------   ------------
      Cash flows used in investing activities                      (1,508,219)    (1,434,118)
Cash Flows used in Financing Activities:
  Principal payments on debt                                                0       (375,000)
  Proceeds from debt borrowings                                             0              0
  Payments on capital lease obligation                                      0        (24,531)
                                                                 ------------   ------------
      Cash flows used in financing activities                               0       (399,531)
                                                                 ------------   ------------
Net (Decrease) Increase in Cash and Cash Equivalents               (3,275,268)       299,314
Cash and Cash Equivalents, Beginning of Period                      9,902,842        100,813
                                                                 ------------   ------------
Cash and Cash Equivalents, End of Period                         $  6,627,574   $    400,127
                                                                 ============   ============

Supplemental Disclosure of Cash Flow Information -
  Cash paid for interest during the period                       $  5,375,000   $  1,748,601
                                                                 ============   ============


                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     GENERAL - James Cable Partners, L.P. (the "Partnership") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of the Partnership. References to the "Company" herein are to the Partnership and Finance Corp. consolidated, or to the Partnership prior to the organization of Finance Corp., as appropriate.

     UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 1997 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1997 included in the Company's 1997 Form 10-K/A (Amendment No. 1) filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year.

     IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company has not determined the impact on its financial statement disclosure. SFAS No. 131 is effective for the Company's financial statements for the year ending December 31, 1998.

(2)  REGULATORY MATTERS

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

(3)  LEGAL PROCEEDINGS

     On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim.

     At April 30, 1998, the Company had 1,750 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.

                           JAMES CABLE FINANCE CORP.
             (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS,
                    L.P., A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEET

                                                                                          March 31,      December 31,
                                                                                           1998             1997
                                                                                        ----------       -----------
                                                                                        (Unaudited)
                                     ASSETS
                                     ------
Cash and cash equivalents                                                                  $1,000           $1,000
                                                                                           ======           ======
                              SHAREHOLDER'S EQUITY
                              --------------------
Shareholder's equity - Common stock (1,000 shares issued and outstanding)                  $1,000           $1,000
                                                                                           ======           ======


                          See notes to balance sheet.

                          JAMES CABLE FINANCE CORP.
             (A wholly owned subsidiary of James Cable Partners,
                    L.P., a Delaware Limited Partnership)

                    NOTES TO THE BALANCE SHEET (UNAUDITED)

(1)  ORGANIZATION

     James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P., a Delaware limited partnership (the "Partnership"), and was organized on June 19, 1997 for the sole purpose of acting as co-issuer with the Partnership of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and currently does not have (and it is not expected to have) any material operations.

(2)  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. for the three months ended March 31, 1998, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such difference or changes include those discussed in the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1997 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for internet access, modem installation fees and fees for leased lines. In addition, other revenues are primarily derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 1998, the Company had 78,927 basic subscribers and 25,174 premium subscriptions, representing basic penetration of 61.0% and premium penetration of 31.9% as compared to December 31, 1997 at which time the Company had 78,197 basic subscribers and 24,076 premium subscriptions which represented basic penetration of 60.5% and premium penetration of 30.8%.

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

     Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include all legal, audit and tax fees, an incentive bonus accrual for the General Managers of the Company's systems and amounts paid to its general partner for management expenses.

LIQUIDITY AND CAPITAL RESOURCES

     General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations which for the Company includes both day-to-day operating costs (e.g. programming fees, salaries and marketing) and capital costs (e.g. 750 Mhz upgrades in certain systems) which allow the Company to remain competitive. In order to provide enough cash to meet these requirements, the Company relies on both operating revenues (e.g. monthly fees paid by subscribers for basic and pay services) as well as the debt financing discussed below. The Company continuously monitors available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for investment opportunities.

     Cash Flows used in / from Operating Activities. Net cash used in operating activities was $1.8 million for the three months ended March 31, 1998 as compared to net cash from operating activities of $2.1 million for the three months ended March 31, 1997.

     Cash Flows used in Investing Activities. Net cash used in investing activities was $1.5 million for the three months ended March 31, 1998 which was fairly consistent with the net cash used in investing activities of $1.4 million for the three months ended March 31, 1997.

     Cash Flows from / used in Financing Activities. There were no cash flows from or used in financing activities for the three months ended March 31, 1998. Cash flows used in financing activities for the three months ended March 31, 1997 were $400,000 which was wholly attributable to principal payments on the Company's long-term debt.

     Exchange Notes. Pursuant to an Indenture dated August 15, 1997, the Company issued, and has outstanding, $100 million of unsecured 10-3/4% Senior Notes due 2004 (the "Exchange Notes"). The Exchange Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. Interest on the Exchange Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Exchange Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. See also the disclosure appearing herein under "Part II - Other Information - Item 2. Change in Securities and Use of Proceeds."

     The Bank Credit Facility. Simultaneously with the sale of the Exchange Notes, the Company entered into the Bank Credit Facility with Canadian Imperial Bank of Commerce (an affiliate of CIBC Wood Gundy Securities Corp., an underwriter of the Exchange Notes), and NBD Bank (an affiliate of First Chicago Capital Markets, Inc., an underwriter of the Exchange Notes) acting as the lenders. The Bank Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Bank Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Bank Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal due at maturity.

     The Bank Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Bank Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Bank Credit Facility to annualized six-month EBITDA) of no more than 2.5 to 1; and (c) maintain a ratio of its total debt to annualized six-month EBITDA of no more than 7.0 to 1. The Company is in compliance with each of these covenants. As of March 31, 1998 the covenants contained in the Bank Credit Facility would have limited the Company's maximum borrowings thereunder to approximately $7 million. As of March 31, 1998 there was no indebtedness outstanding under the Bank Credit Facility.

     At March 31, 1998, the Company's total indebtedness was $100.0 million, its total assets were $40.1 million and its partners' deficit was $66.3 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Exchange Notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                              For the Three Months ended March 31,
                                                 1998                        1997
                                                 ----                        ----
                                          Amount          %            Amount          %
                                          ----            -            ----            -
                                                      (Dollars in thousands)
Revenues                              $      9,279     100.0%     $      8,850      100.0%
System operating expenses                    4,592      49.5%            4,171       47.1%
Non-System operating expenses                  776       8.3%              624        7.1%
Depreciation and amortization                1,761      19.0%            1,797       20.3%
                                      ------------    -------     ------------     -------
Operating income                             2,150      23.2%            2,258       25.5%
Interest expense, net                        2,737      29.5%            2,115       23.9%
Other expenses                                  28       0.3%               28        0.3%
                                      ------------    -------     ------------     -------
Net (loss) income                     $       (615)     (6.6%)    $        115        1.3%
                                      ============    =======     ============     =======
EBITDA (1)                            $      3,910      42.1%     $      4,055       45.8%

(1) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

THREE MONTHS ENDED MARCH 31, 1998 COMPARED TO THREE MONTHS ENDED MARCH 31, 1997

     Revenues. Revenues for the three months ended March 31, 1998 increased by $400,000, or 4.8%, to $9.3 million from $8.9 million for the three months ended March 31, 1997. Average monthly total revenues per subscriber for the three months ending March 31, 1998 were $39.43, as compared to $37.71 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1997.

     Subscribers. At March 31, 1998 the Company had 78,927 subscribers which represents an increase of 313 over the 78,614 subscribers at March 31, 1997. The Company believes this increase is due to a concentrated marketing effort as well as strategic capital improvements within certain of the Company's systems.

     System Operating Expenses. System operating expenses for the three months ended March 31, 1998 were $4.6 million, an increase of $400,000, or 10.1%, over the three months ended March 31, 1997. As a percentage of revenues, system operating expenses increased 2.4% from 47.1% in 1997 to 49.5% in 1998. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses increased $150,000, or 24.4%, from the three months ended March 31, 1997 to the three months ended March 31, 1998. This increase was primarily due to increases in legal and other professional fees.

     EBITDA. As a result of the foregoing, EBITDA decreased from $4.1 million for the three months ended March 31, 1997 to $3.9 million for the three months ended March 31, 1998.

     Depreciation and Amortization. Depreciation and amortization remained constant at $1.8 million for the three months ended March 31, 1997 and for the three months ended March 31, 1998. Decreases in depreciation and amortization resulting from certain assets becoming fully depreciated or amortized were offset by capital expenditures made as a part of the Company's ongoing selective upgrade program.

     Interest Expense, Net. Interest expense, net increased $600,000, or 29.4%, from $2.1 million for the three months ended March 31, 1997 to $2.7 million for the three months ended March 31, 1998. This is primarily the result of a change in the Company's debt structure. During the three months ended March 31, 1997 the Company had an average debt balance of approximately
$82 million and an average interest rate of approximately 9.5%. For the three months ended March 31, 1998 the Company's average debt balance had increased to $100 million with an interest rate of 10.75%. These changes in debt resulted in an increase in interest expense of approximately $700,000 from 1997 to 1998. This was partially offset by an increase in interest revenues of $100,000 from the three months ended March 31, 1997 to the three months ended March 31, 1998.

     Net (Loss)/Income. As a result of the foregoing factors, the Company had a net loss of $615,000 for the three months ended March 31, 1998 as compared to net income of $115,000 for the three months ended March 31, 1997.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1997, Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosure about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company has not determined the impact on its financial statement disclosure. SFAS No. 131 is effective for the Company's financial statements for the year ending December 31, 1998.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim.

     At April 30, 1998, the Company had 1,750 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.

Item 2.  Changes in Securities and Use of Proceeds

     During the fourth quarter of 1997, the Company exchanged an aggregate principal amount of $100,000,000 of its 10-3/4% Series B Senior Notes due 2004 (the "Notes") for an equal principal amount of its outstanding 10-3/4% Senior Notes due 2004 (the "Exchange Notes"). The Notes were initially sold by the Company for cash on August 15, 1997 in transactions not registered under the Securities Act of 1933, as amended (the "Securities Act") in reliance upon the exemption provided in Section 4(2) of the Securities Act. The Notes were sold to CIBC Wood Gundy Securities Corp. and First Chicago Capital Markets, Inc. and then subsequently resold to qualified institutional buyers in reliance upon Rule 144A under the Securities Act and to a limited number of institutional accredited investors in a manner exempt from registration under the Securities Act.

     The proceeds to the Company from the sale of the Notes, net of the initial purchasers' discount of $3.0 million, was $97.0 million (before deducting expenses payable by the Company, estimated to be $1.1 million). These net proceeds were used (i) to repay all indebtedness outstanding under the Company's then existing bank credit facility (approximately $66.7 million),
(ii) to repay the Company's then existing subordinated debt, including additional interest (approximately $18.1 million), (iii) to repurchase certain warrants previously issued by the Company in conjunction with its then existing subordinated debt ($4.4 million), and (iv) for general corporate purposes (including capital expenditures to upgrade certain systems) (approximately $6.7 million). Of the amount allocated to general corporate purposes, approximately $4.3 million has been spent on capital expenditures (including upgrading certain systems).

     The Exchange Notes were registered by the Company under the Securities Act on November 5, 1997 (registration nos. 333-35183 and 333-35183-01). The Exchange Notes are substantially identical (including principal amount, interest rate, maturity and redemption rights) to the Notes for which they were exchanged, except that (i) the offer and sale of the Exchange Notes was registered under the Securities Act, and (ii) holders of the Exchange Notes are not entitled to certain rights of holders of the Notes under the Registration Rights Agreement of the Company dated as of August 15, 1997 (which terminated upon the exchange of the Exchange Notes for the Notes). Each of the Notes and Exchange Notes were issued under an indenture dated as of August 15, 1997 among the Company and United States Trust Company of New York, as trustee. The Company did not receive any proceeds from the exchange.

     The Exchange Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. Interest on the Exchange Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Exchange Notes accrues from the most recent date to which interest has been paid.

Item 6.

     (a) Exhibits.

EXHIBIT NO.       DESCRIPTION
-----------       -----------

      3.1     --  Amended and Restated Agreement of Limited Partnership of
                  James Cable Partners, L.P. dated as of June 30, 1995*

      3.2     --  Certificate of Limited Partnership of James Cable Partners,
                  L.P.*

      3.3     --  Articles of Incorporation of James Cable Finance Corp.*

      3.4     --  Bylaws of James Cable Finance Corp.*

      4.1     --  Indenture dated as of August 15, 1997 among James Cable
                  Partners, L.P., James Cable Finance Corp., and United
                  States Trust Company of New York, as Trustee*

      4.3     --  Credit Agreement dated as of August 15, 1997 among James
                  Cable Partners, L.P., the lenders party thereto, NBD Bank as documentation agent and Canadian Imperial Bank of Commerce as co-agent*

      4.4     --  Company Security Agreement dated as of August 15, 1997 between James Cable Partners, L.P. and NBD Bank as documentation agent*

      4.5     --  Guaranty Agreement dated as of August 15, 1997 by James
                  Cable Finance Corp. in favor of the Lenders and Agents named therein*

      4.6     --  Guarantor Security Agreement dated as of August 15, 1997 between James Cable Finance Corp. and NBD Bank as documentation agent*

      10.1    --  Securities Purchase Agreement dated as of August 12, 1997 among James Cable Partners, L.P., James Cable Finance
                  Corp. and the Initial Purchasers*

      10.2    --  Registration Rights Agreement dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance
                  Corp. and the Initial Purchasers*

      27.1    --  Financial Data Schedule**


----------------------
* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

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


                                JAMES CABLE PARTNERS, L.P.

                                By:  James Communications Partners
                                General Partner

                                By:  Jamesco, Inc.
                                Partner

Date:  May 13, 1998             By:  /s/  William R. James
                                     ---------------------------------------
                                        William R. James
                                        President

                                By:  James Communications Partners
                                General Partner

                                By:  DKS Holdings, Inc.
                                Partner

Date:  May 13, 1998             By:  /s/ Daniel K. Shoemaker
                                     ---------------------------------------
                                         Daniel K. Shoemaker
                                         President (Principal financial
                                         officer and chief accounting officer)

                                Date:  May 13, 1998


                                JAMES CABLE FINANCE CORP.

Date:  May 13, 1998             By:  /s/ William R. James
                                     ---------------------------------------
                                         William R. James
                                         President

Date:  May 13, 1998             By:  /s/ Daniel K. Shoemaker
                                     ---------------------------------------
                                         Daniel K. Shoemaker
                                         Treasurer (Principal financial
                                         officer and chief accounting officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.             DESCRIPTION
-----------             -----------

   27.1                 FINANCIAL DATA SCHEDULE