Form 10-Q
period 1998-06-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1998-08-07
CIK 926285, 926283

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q
               (Mark One)



                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
 [X]            THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended June 30, 1998

                                       OR

 [ ]        TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

   For the transition period from _____________ to _____________


              Commission file numbers 333-35183 and 333-35183-01


                          JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
          (Exact name of each Registrant as specified in its charter)

               Delaware                                 38-2778219
               Michigan                                 38-3182724
    (State or Other Jurisdiction of          (I.R.S. Employer Identification
    Incorporation or Organization)                         No.)

 710 North Woodward Avenue, Suite 180                     48304
      Bloomfield Hills, Michigan                        (Zip Code)
    (Address of principal executive
               offices)

 Registrants' telephone number, including area code:  (248) 647-1080


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          [X] Yes      [ ] No

Number of shares of common stock of James Cable Finance Corp. outstanding as of August 7, 1998: 1,000. James Cable Partners, L.P. does not have a class of common stock.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                               TABLE OF CONTENTS

                                                                   PAGE NO.
PART I.    FINANCIAL INFORMATION

      Item 1.     Consolidated Financial Statements of James
                  Cable Partners, L.P. and Subsidiary                 3
                  Notes to Consolidated Financial Statements          7

                  Balance Sheet of James Cable Finance Corp.          10
                  Notes to Balance Sheet                              11

      Item 2.     Management's Discussion and Analysis of
                  Financial Condition and Results of Operations       12

      Item 3.     Quantitative and Qualitative Disclosures
                  About Market Risk                                   17

PART II.   OTHER INFORMATION

      Item 1.     Legal Proceedings                                   17

      Item 2.     Changes in Securities and Use of Proceeds           18

      Item 5.     Other Information                                   19

      Item 6.     Exhibits and Reports on Form 8-K                    20

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                 June 30,      December 31,
                                                                   1998            1997
                                                               ------------   -------------
                                                               (Unaudited)
                        ASSETS
Cash & Cash Equivalents                                        $   9,706,473    $  9,902,842
Accounts Receivable - Subscribers (Net of allowance for
     doubtful accounts of $24,461 in 1998 and $20,872 in 1997)     3,452,187       3,344,345
Prepaid Expenses & Other                                              73,376         213,816
Property & Equipment:
     Cable television distribution systems and equipment          82,394,012      79,248,360
     Land and land improvements                                      229,704         229,704
     Buildings and improvements                                      932,760         932,760
     Office furniture & fixtures                                   1,216,867       1,216,867
     Vehicles                                                      3,126,367       3,126,367
                                                                 ------------   -------------
          Total                                                   87,899,710      84,754,058
     Less accumulated depreciation                               (73,699,922)    (72,086,368)
                                                                 ------------   -------------
          Total                                                   14,199,788      12,667,690
Deferred Financing Costs (Net of accumulated amortization of
     $530,150 in 1998 and $227,206 in 1997)                        3,581,012       3,883,956
Intangible Assets, Net                                            11,926,988      13,883,699
Deposits                                                              10,232          15,782
                                                                 ------------   -------------
Total Assets                                                   $  42,950,056   $  43,912,130
                                                                 ============   =============

            LIABILITIES & PARTNERS' DEFICIT

Liabilities:
     Debt                                                      $ 100,000,000   $ 100,000,000
     Accounts payable                                                 51,831         245,835
     Accrued expenses                                              2,644,920       2,333,228
     Accrued interest on 10-3/4% Senior Notes                      4,031,249       4,031,249
     Unearned revenue                                              3,053,852       2,987,979
     Subscriber deposits                                              24,284          25,279
                                                                 ------------   -------------
          Total                                                  109,806,136     109,623,570
Commitments and Contingencies (Notes 2 and 3)
Partners' Deficit:
     Limited partners                                            (60,589,359)    (59,500,005)
     General partner                                              (6,266,721)     (6,211,435)
                                                                 ------------   -------------
          Total                                                  (66,856,080)    (65,711,440)
                                                                 ------------   -------------

Total Liabilities & Partners' Deficit                          $  42,950,056   $  43,912,130
                                                                 ============   =============


                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                      For the Three    For the Three     For the Six    For the Six
                                      Months Ended     Months Ended      Months Ended   Months Ended
                                        June 30,         June 30,          June 30,       June 30,
                                         1998              1997              1998           1997
                                      -------------    -------------     ------------   ------------
                                                              (Unaudited)
Revenues                           $  9,447,808        $   8,955,970     $  18,726,780  $  17,805,775
System Operating Expenses
    (Excluding Depreciation
     and Amortization)                4,703,402            4,323,835         9,295,765      8,494,228
Non-System Operating Expenses:
     Management fee                     474,747              455,754           940,485        906,695
     Other                              226,152              159,428           536,719        332,738
     Total non-system operating     -----------         -------------    ------------    ------------
          expenses                      700,899              615,182         1,477,204      1,239,433
Depreciation and Amortization         1,809,928            1,797,148         3,570,265      3,594,296
                                    -----------         -------------    ------------    ------------
Operating Income                      2,233,579            2,219,805         4,383,546      4,477,818
Interest and Other:
     Interest expense                (2,838,972)          (2,150,892)       (5,677,944)    (4,268,461)
     Interest income                    103,949                1,331           206,321          3,675
     Other                              (28,438)            (158,847)          (56,563)      (186,526)
                                    -----------         ------------     -------------   ------------
          Total interest and other   (2,763,461)          (2,308,408)       (5,528,186)    (4,451,312)
                                    -----------         ------------     -------------   ------------
Net (Loss) Income                  $   (529,882)       $     (88,603)   $   (1,144,640) $      26,506
                                    ===========         ============     =============   ============

                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                              Limited        General
                                             Partners        Partner         Total
                                            ------------   ------------   ------------
Balance, December 31, 1997                $ (59,500,005) $  (6,211,435) $ (65,711,440)
     Net loss (unaudited)                    (1,089,354)       (55,286)    (1,144,640)
                                            ------------   ------------   ------------

Balance, June 30, 1998 (unaudited)        $ (60,589,359) $  (6,266,721) $ (66,856,080)
                                            ============   ============   ============


                   See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            For the Six   For the Six
                                                            Months Ended  Months Ended
                                                              June 30,      June 30,
                                                                1998          1997
                                                            ------------  ------------
                                                                   (Unaudited)
Cash Flows from Operating Activities:
     Net (loss) income                                    $  (1,144,640)   $     26,506
     Adjustments to reconcile net (loss) income to cash
        flows from operating activities:
        Depreciation                                          1,613,554       1,095,596
        Amortization                                          1,956,711       2,498,700
        Noncash interest expense                                302,944         336,334
     (Increase) Decrease in assets:
        Accounts receivable                                    (107,842)         39,235
        Prepaid expenses                                        140,440         154,046
        Deposits                                                  5,550           2,000
     (Decrease) Increase in liabilities:
        Accounts payable                                       (194,004)        102,539
        Accrued expenses                                        311,692        (909,719)
        Unearned revenue                                         65,873          19,492
        Subscriber deposits                                        (995)         (1,231)
                                                            -----------      ----------
           Total adjustments                                  4,093,923       3,336,992
                                                            -----------      ----------
           Cash flows from operating activities               2,949,283       3,363,498
Cash Flows used in Investing Activities:
     Additions to property and equipment                     (3,145,652)     (3,643,085)
     Increase in intangible assets                                    0         (72,188)
                                                            -----------      ----------
           Cash flows used in investing activities           (3,145,652)     (3,715,273)
Cash Flows from Financing Activities:
     Proceeds from debt borrowings                                    0         542,178
     Payments on capital lease obligation                             0         (42,412)
                                                            -----------      ----------
           Cash flows from financing activities                       0         499,766
                                                            -----------      ----------
Net (Decrease) Increase in Cash and Cash Equivalents           (196,369)        147,991
Cash and Cash Equivalents, Beginning of Period                9,902,842         100,813
                                                            -----------      ----------
Cash and Cash Equivalents, End of Period                  $   9,706,473    $    248,804
                                                            ===========      ==========
Supplemental Disclosure of Cash Flow Information -
     Cash paid for interest during the period             $   5,375,000    $  4,493,578
                                                            ===========      ==========

                See notes to consolidated financial statements.

                     JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        GENERAL - James Cable Partners, L.P. (the "Partnership") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of the Partnership and was organized on June 19, 1997 for the sole purpose of acting as co-issuer with the Partnership of $100 million aggregate principal amount of the 10-3/4% Senior Notes. References to the "Company" herein are to the Partnership and Finance Corp. consolidated, or to the Partnership prior to the organization of Finance Corp., as appropriate.

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

      Under the FCC's rate regulations, most cable systems were required to reduce their basic service and cable programming service tiers ("CPST") rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" in cases where the latter methodology appears favorable. The FCC also established a vastly simplified cost of service methodology for small cable companies.

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

(3) LEGAL PROCEEDINGS

       On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending.

       In February 1998, Forsyth filed an application with the Public Service Commission ("PSC") of Georgia seeking certification to operate as a competitive local exchange carrier ("CLEC"). The facilities and services as to which Forsyth seeks certification would be competitive with the Company's existing and planned facilities and services. The Company intervened before the PSC to oppose Forsyth's CLEC application, and appeared at a hearing and filed a brief in opposition to Forsyth's application. Forsyth's application remains pending before the PSC.

       On July 14, 1998, Forsyth appeared before the Monroe County Development Authority (the "Authority") to request the Authority to consider preliminarily the issuance by the Authority of $4.2 million in debt securities to finance Forsyth's planned broadband telecommunications plant. The Authority has agreed to preliminary consideration of Forsyth's request.

       At June 30, 1998, the Company had 1,750 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.


(4) SUBSEQUENT EVENTS

       On July 31, 1998, the Company and Rapid Communications Partners, L.P. ("Rapid") entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television systems in Tennessee (which encompasses Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County) to Rapid for approximately $14.7 million in cash. Consummation of the transactions contemplated by the Agreement, which is expected to occur no later than February 28, 1999, is subject to certain conditions (including the approvals of certain cable franchise authorities). The Company also entered into an amendment to its Credit Agreement that is expected to facilitate borrowings by the Company thereunder. Among other things, the amendment increases the Company's permitted total debt coverage.

                            JAMES CABLE FINANCE CORP.
(A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED PARTNERSHIP)

                                  BALANCE SHEET

                                                                   June 30,            December 31,
                                                                     1998                 1997
                                                                  ------------         ------------
                                                                  (Unaudited)
                             ASSETS
Cash and cash equivalents                                              $1,000               $1,000
                                                                  ============         ============

                      SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued
and outstanding)                                                       $1,000               $1,000
                                                                  ============         ============

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

(2)    STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

       Since there were no operations in the Finance Corp. for the three months or six months ended June 30, 1998, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. In addition, other revenues are primarily derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 1998, the Company had 78,879 basic subscribers and 25,491 premium subscriptions, representing basic penetration of 61.0% and premium penetration of 32.3% as compared to December 31, 1997 at which time the Company had 78,197 basic subscribers and 24,076 premium subscriptions which represented basic penetration of 60.5% and premium penetration of 30.8%. At June 30, 1998 the Company had 148 Internet customers in Durant, OK(which was the only system of the Company providing Internet service at June 30)which represents a penetration rate of approximately 4% of Durant's basic cable subscribers.

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

       Cash Flows from Operating Activities. Cash flows from operating activities were $2.9 million for the six months ended June 30, 1998 as compared to $3.4 million for the six months ended June 30, 1997.

       Cash Flows used in Investing Activities. Cash flows used in investing activities decreased $600,000 to $3.1 million for the six months ended June 30, 1998 as compared to $3.7 million for the six months ended June 30, 1997. The primary reason for this decrease relates to the Company's system upgrade schedule. During the six months ended June 30, 1997 the Company had several system upgrades in progress while during the six months ended June 30, 1998 the Company was mostly in between system upgrade projects.

       Cash Flows from / used in Financing Activities. There were no cash flows from or used in financing activities for the six months ended June 30, 1998. Cash flows from financing activities for the six months ended June 30, 1997 were $500,000 which was primarily attributable to proceeds received on long-term debt borrowings.

       Exchange Notes. Pursuant to an Indenture dated August 15, 1997, the Company issued, and has outstanding, $100 million of unsecured 10-3/4% Senior Notes due 2004 (the "Exchange Notes"). The Exchange Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. Interest on the Exchange Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Exchange Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. See also the disclosure appearing herein under "Part II - Other Information - Item
2. Changes in Securities and Use of Proceeds."

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

       The Bank Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Bank Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Bank Credit Facility to annualized six-month EBITDA) of no more than 2.5 to 1; and (c) maintain a ratio of its total debt to annualized six-month EBITDA of no more than 7.0 to 1. The Company is in compliance with each of these covenants. As of June 30, 1998 the covenants contained in the Bank Credit Facility would have limited the Company's maximum borrowings thereunder to approximately $11 million. As of June 30, 1998 there was no indebtedness outstanding under the Bank Credit Facility.

       At June 30, 1998, the Company's total indebtedness was $100.0 million, its total assets were $43.0 million and its partners' deficit was $66.9 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Exchange Notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:



                                        For the Three Months ended June 30,
                                             1998                   1997
                                             ----                   ----
                                      Amount    %         Amount     %
                                      ------    -         ------     -
                                             (Dollars in thousands)
Revenues                             $9,448     100.0%    $8,956     100.0%
System operating expenses             4,703      49.8%     4,324      48.3%
Non-System operating expenses           701       7.4%       615       6.8%
Depreciation and amortization         1,810      19.2%     1,797      20.1%
                                     ------     ------    ------     ------
Operating income                      2,234      23.6%     2,220      24.8%
Interest expense, net                 2,735      28.9%     2,150      24.0%
Other expenses                           29       0.3%       159       1.8%
                                     ------     ------    ------     ------
Net (loss) income                    $ (530)     (5.6%)   $  (89)     (1.0%)
                                     ======     ======    ======     ======

EBITDA (1)                           $4,044      42.8%    $4,017      44.9%


                                   For the Six Months ended June 30,
                                        1998             1997
                                        ----             ----
                                 Amount      %          Amount      %
                                 ------      -          ------      -
                                        (Dollars in thousands)
Revenues                        $18,727    100.0%      $17,806    100.0%
System operating expenses         9,296     49.6%        8,494     47.7%
Non-System operating expenses     1,477      7.9%        1,240      7.0%
Depreciation and amortization     3,570     19.1%        3,594     20.2%
                                -------   -------      -------    ------
Operating income                  4,384     23.4%        4,478     25.1%
Interest expense, net             5,472     29.2%        4,265     24.0%
Other expenses                       57      0.3%          186      1.0%
                                -------   -------      -------    ------
Net (loss) income               $(1,145)    (6.1%)      $   27      0.1%
                                =======   =======      =======    =======

EBITDA (1)                       $7,954     42.5%       $8,072     45.3%

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

THREE MONTHS ENDED JUNE 30, 1998 COMPARED TO THREE MONTHS ENDED JUNE 30, 1997

      Revenues. Revenues for the three months ended June 30, 1998 increased by $500,000, or 5.5%, to $9.5 million from $9.0 million for the three months ended June 30, 1997. Average monthly total revenues per subscriber for the three months ending June 30, 1998 were $39.91, as compared to $37.99 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1997.

      Subscribers. At June 30, 1998 the Company had 78,879 subscribers which represents an increase of 542 over the 78,337 subscribers at June 30, 1997. The Company believes this increase is due to a concentrated marketing effort as well as strategic capital improvements within certain of the Company's systems.

      System Operating Expenses. System operating expenses for the three months ended June 30, 1998 were $4.7 million, an increase of $400,000, or 8.8%, over the three months ended June 30, 1997. As a percentage of revenues, system operating expenses increased 1.5% from 48.3% in 1997 to 49.8% in 1998. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses increased $86,000, or 13.9%, from the three months ended June 30, 1997 to the three months ended June 30, 1998. This increase is primarily due to increases in legal and other professional fees.

      EBITDA. As a result of the foregoing, EBITDA was $4.0 million for each of the three months ended June 30, 1997 and June 30, 1998.

      Depreciation and Amortization. Depreciation and amortization remained constant at $1.8 million for the three months ended June 30, 1997 and for the three months ended June 30, 1998. Decreases in depreciation and amortization resulting from certain assets becoming fully depreciated or amortized were offset by capital expenditures made as a part of the Company's ongoing selective upgrade program.

      Interest Expense, Net. Interest expense, net increased $600,000, or 27.2%, from $2.1 million for the three months ended June 30, 1997 to $2.7 million for the three months ended June 30, 1998. This is primarily the result of a change in the Company's debt structure. During the three months ended June 30, 1997 the Company had an average debt balance of approximately $82 million and an average interest rate of approximately 9.5%. For the three months ended June 30, 1998 the Company's average debt balance had increased to $100 million with an interest rate of 10.75%. These changes in debt resulted in an increase in interest expense of approximately $700,000 from 1997 to 1998. This was partially offset by an increase in interest revenues of $100,000 from the three months ended June 30, 1997 to the three months ended June 30, 1998.

      Net Loss. As a result of the foregoing factors, the Company's net loss was $89,000 for the three months ended June 30, 1997 as compared to $530,000 for the three months ended June 30, 1998.

SIX MONTHS ENDED JUNE 30, 1998 COMPARED TO SIX MONTHS ENDED JUNE 30, 1997

      Revenues. Revenues for the six months ended June 30, 1998 increased by $900,000, or 5.2%, to $18.7 million from $17.8 million for the six months ended June 30, 1997. Average monthly total revenues per subscriber for the six months ending June 30, 1998 were $39.67, as compared to $37.85 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1997.

      System Operating Expenses. System operating expenses for the six months ended June 30, 1998 were $9.3 million, an increase of $800,000, or 9.4%, over the six months ended June 30, 1997. As a percentage of revenues, system operating expenses increased 1.9% from 47.7% in 1997 to 49.6% in 1998. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses increased $240,000, or 19.2%, from the six months ended June 30, 1997 to the six months ended June 30, 1998. This increase is primarily due to increases in legal and other professional fees.

      EBITDA. As a result of the foregoing, EBITDA decreased from $8.1 million for the six months ended June 30, 1997 to $8.0 million for the six months ended June 30, 1998.

      Depreciation and Amortization. Depreciation and amortization remained constant at $3.6 million for each of the six months ended June 30, 1997 and June 30, 1998. Decreases in depreciation and amortization resulting from certain assets becoming fully depreciated or amortized are offset by capital expenditures made as a part of the Company's ongoing selective upgrade program.

      Interest Expense, Net. Interest expense, net increased $1.2 million, or 28.3%,from $4.3 million for the six months ended June 30, 1997 to $5.5 million for the six months ended June 30, 1998. This is primarily the result of a change in the Company's debt structure. During the six months ended June 30, 1997 the Company had an average debt balance of approximately $82 million and an average interest rate of approximately 9.5%. For the six months ended June 30, 1998 the Company's average debt balance had increased to $100 million with an interest rate of 10.75%. These changes in debt resulted in an increase in interest expense of approximately $1.4 million from 1997 to 1998. This was partially offset by an increase in interest revenues of $200,000 from the six months ended June 30, 1997 to the six months ended June 30, 1998.

      Net (Loss) / Income. As a result of the foregoing factors, the Company had a net loss of $1.1 million for the six months ended June 30, 1998 as compared to net income of $27,000 for the six months ended June 30, 1997.


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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank nor a thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 3.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

       On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending.

       In February 1998, Forsyth filed an application with the Public Service Commission ("PSC") of

Georgia seeking certification to operate as a competitive local exchange carrier ("CLEC"). The facilities and services as to which Forsyth seeks certification would be competitive with the Company's existing and planned facilities and services. The Company intervened before the PSC to oppose Forsyth's CLEC application, and appeared at a hearing and filed a brief in opposition to Forsyth's application. Forsyth's application remains pending before the PSC.

       On July 14, 1998, Forsyth appeared before the Monroe County Development Authority (the "Authority") to request the Authority to consider preliminarily the issuance by the Authority of $4.2 million in debt securities to finance Forsyth's planned broadband telecommunications plant. The Authority has agreed to preliminary consideration of Forsyth's request.

       At June 30, 1998, the Company had 1,750 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.

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

       The proceeds to the Company from the sale of the Notes, net of the initial purchasers' discount of $3.0 million, was $97.0 million (before deducting expenses payable by the Company, estimated to be $1.1 million). These net proceeds were used (i) to repay all indebtedness outstanding under the Company's then existing bank credit facility (approximately $66.7 million), (ii) to repay the Company's then existing subordinated debt, including additional interest (approximately $18.1 million), (iii) to repurchase certain warrants previously issued by the Company in conjunction with its then existing subordinated debt ($4.4 million), and (iv) for general corporate purposes (including capital expenditures to upgrade certain systems) (approximately $6.7 million). Of the amount allocated to general corporate purposes, approximately $5.9 million has been spent on capital expenditures (including upgrading certain systems).

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

Item 5.  Other Information

       On July 31, 1998, the Company and Rapid Communications Partners, L.P. ("Rapid") entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television systems in Tennessee (which encompasses Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County) to Rapid for approximately $14.7 million in cash. Consummation of the transactions contemplated by the Agreement, which is expected to occur no later than February 28, 1999, is subject to certain conditions (including the approvals of certain cable franchise authorities). The Company also entered into an amendment to its Credit Agreement that is expected to facilitate borrowings by the Company thereunder. Among other things, the amendment increases the Company's permitted total debt coverage.

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

      4.3 --      Credit  Agreement  dated as of August 15,  1997 among James
                  Cable Partners,   L.P.,  the  lenders  party  thereto,   NBD
                  Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as co-agent*

      4.4 -- Company Security Agreement dated as of August 15, 1997 between James Cable Partners, L.P. and NBD Bank, as documentation agent*

      4.5 -- Guaranty Agreement dated as of August 15, 1997 by James Cable Finance Corp. in favor of the Lenders and Agents named therein*

      4.6 --      Guarantor   Security  Agreement  dated  as  of  August  15,
                  1997 between   James   Cable Finance Corp. and NBD Bank, as
                  documentation agent*

      4.7 -- First Amendment to Credit Agreement dated as of August 5, 1998 among James Cable Partners, L.P., the lenders party thereto, NBD Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as administrative agent**

      10.1-- Securities Purchase Agreement dated as of August 12, 1997 among James Cable Partners, L.P., James Cable Finance Corp. and the Initial Purchasers*

      10.2-- Registration Rights Agreement dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance Corp. and the Initial Purchasers*

      27.1--      Financial Data Schedule**

--------------------------------



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


                                           JAMES CABLE PARTNERS, L.P.

                                           By:  James Communications Partners
                                           General Partner

                                           By:  Jamesco, Inc.
                                           Partner

Date:  August 7, 1998                      By:  /s/    William R. James
                                                --------------------------------
                                                      William R. James
                                                      President

                                           By:  James Communications Partners
                                           General Partner

                                           By:  DKS Holdings, Inc.
                                           Partner

Date:  August 7, 1998                      By:  /s/    Daniel K. Shoemaker
                                                --------------------------------
                                                     Daniel K. Shoemaker
                                                     President (Principal
                                                     financial officer and
                                                     chief accounting officer)

                                           Date:  August 7, 1998


                                           JAMES CABLE FINANCE CORP.


Date:  August 7, 1998                      By:  /s/    William R. James
                                                ------------------------------
                                                      William R. James
                                                      President

Date:  August 7, 1998                      By:  /s/    Daniel K. Shoemaker
                                                --------------------------------
                                                      Daniel K. Shoemaker
                                                      Treasurer (Principal
                                                      financial officer and
                                                      chief accounting officer)

                                Exhibit Index
                                -------------


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

      4.3 --      Credit  Agreement  dated as of August 15,  1997 among James
                  Cable Partners,   L.P.,  the  lenders  party  thereto,   NBD
                  Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as co-agent*

      4.4 -- Company Security Agreement dated as of August 15, 1997 between James Cable Partners, L.P. and NBD Bank, as documentation agent*

      4.5 -- Guaranty Agreement dated as of August 15, 1997 by James Cable Finance Corp. in favor of the Lenders and Agents named therein*

      4.6 --      Guarantor   Security  Agreement  dated  as  of  August  15,
                  1997 between   James   Cable Finance Corp. and NBD Bank, as
                  documentation agent*

      4.7 -- First Amendment to Credit Agreement dated as of August __, 1998 among James Cable Partners, L.P., the lenders party thereto, NBD Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as administrative agent**

      10.1-- Securities Purchase Agreement dated as of August 12, 1997 among James Cable Partners, L.P., James Cable Finance Corp. and the Initial Purchasers*

      10.2-- Registration Rights Agreement dated as of August 15, 1997 among James Cable Partners, L.P., James Cable Finance Corp. and the Initial Purchasers*

      27.1--      Financial Data Schedule**

--------------------------------



* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

**    Filed herewith.