Form 10-Q
period 1998-09-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1998-11-06
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)

          /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended September 30, 1998

                                       OR

          / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from _____________ to _____________


               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

                        Delaware                                                     38-2778219
                        Michigan                                                     38-3182724
    (State or Other Jurisdiction of Incorporation                     (I.R.S. Employer Identification No.)
                    or Organization)

          710 North Woodward Avenue, Suite 180                                         48304
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


Number of shares of common stock of James Cable Finance Corp. outstanding as of November 6, 1998: 1,000. James Cable Partners, L.P. does not have a class of common stock.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.



                                TABLE OF CONTENTS

                                                                              PAGE NO.
PART I.  FINANCIAL INFORMATION

     Item 1.    Consolidated  Financial Statements of James Cable
                Partners,  L.P. and Subsidiary                                   3
                Notes to Consolidated Financial Statements                       7

                Balance Sheet of James Cable Finance Corp.                      10
                Notes to Balance Sheet                                          11

     Item 2.    Management's Discussion and Analysis of Financial
                Condition and Results of Operations                             12

     Item 3.    Quantitative and Qualitative Disclosures About Market
                Risk                                                            19

PART II. OTHER INFORMATION

     Item 1.    Legal Proceedings                                               19

     Item 2.    Changes in Securities and Use of Proceeds                       20

     Item 5.    Other Information                                               21

     Item 6.    Exhibits and Reports on Form 8-K                                22


PART I.     FINANCIAL INFORMATION

ITEM 1.      Financial Statements

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                 September 30,      December 31,
                                                                     1998               1997
                                                                 -------------      ------------
                                                                  (Unaudited)
                              ASSETS
Cash & Cash Equivalents                                         $   4,932,382      $   9,902,842
Accounts Receivable - Subscribers (Net of allowance for
   doubtful accounts of $18,391 in 1998 and $20,872 in 1997)        3,445,652          3,344,345
Prepaid Expenses & Other                                              299,605            213,816
Property & Equipment:
   Cable television distribution systems and equipment             85,215,709         79,248,360
   Land and land improvements                                         229,704            229,704
   Buildings and improvements                                         932,760            932,760
   Office furniture & fixtures                                      1,216,867          1,216,867
   Vehicles                                                         3,126,367          3,126,367
                                                                -------------      -------------
        Total                                                      90,721,407         84,754,058
   Less accumulated depreciation                                  (74,685,737)       (72,086,368)
                                                                -------------      -------------
        Total                                                      16,035,670         12,667,690
Deferred Financing Costs (Net of accumulated amortization of
   $681,621 in 1998 and $227,206 in 1997)                           3,429,541          3,883,956
Intangible Assets, Net                                             11,015,823         13,883,699
Deposits                                                               13,232             15,782
                                                                -------------      -------------
Total Assets                                                    $  39,171,905      $  43,912,130
                                                                =============      =============

                  LIABILITIES & PARTNERS' DEFICIT

Liabilities:
   Debt                                                         $ 100,000,000      $ 100,000,000
   Accounts payable                                                     5,992            245,835
   Accrued expenses                                                 2,656,429          2,333,228
   Accrued interest on 10-3/4% Senior Notes                         1,343,749          4,031,249
   Unearned revenue                                                 3,041,707          2,987,979
   Subscriber deposits                                                 23,889             25,279
                                                                -------------      -------------
        Total                                                     107,071,766        109,623,570
Commitments and Contingencies (Notes 2 and 3)
Partners' Deficit:
   Limited partners                                               (61,582,725)       (59,500,005)
   General partner                                                 (6,317,136)        (6,211,435)
                                                                -------------      -------------
        Total                                                     (67,899,861)       (65,711,440)
                                                                -------------      -------------
Total Liabilities & Partners' Deficit                           $  39,171,905      $  43,912,130
                                                                =============      =============


                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three        For the Three        For the Nine         For the Nine
                                                    Months Ended        Months Ended         Months Ended         Months Ended
                                                   September 30,        September 30,       September 30,        September 30,
                                                        1998                1997                 1998                 1997
                                                  ----------------   ------------------    ----------------     ----------------
                                                                                 (Unaudited)

Revenues                                          $      9,415,293    $       8,922,617    $     28,142,073      $    26,728,392
System Operating Expenses (Excluding
      Depreciation and Amortization)                     4,990,678            4,356,719          14,286,443           12,850,947
Non-System Operating Expenses:
      Management fee                                       475,281              454,097           1,415,766            1,360,792
      Other                                                326,496              142,858             863,215              475,596
                                                  ----------------    -----------------    ----------------     ----------------
      Total non-system operating
           expenses                                        801,777              596,955           2,278,981            1,836,388
Depreciation and Amortization                            1,896,981            2,279,428           5,467,246            5,873,724
                                                  ----------------    -----------------    ----------------     ----------------
Operating Income                                         1,725,857            1,689,515           6,109,403            6,167,333
Interest and Other:
      Interest expense                                  (2,838,971)          (2,539,786)         (8,516,915)          (6,808,247)
      Interest income                                       98,083               52,584             304,404               56,259
      Other                                                (28,750)             (17,725)            (85,313)            (204,251)
                                                  ----------------    -----------------    ----------------     ----------------
           Total interest and other                     (2,769,638)          (2,504,927)         (8,297,824)          (6,956,239)
                                                  ----------------    -----------------    ----------------     ----------------
Loss before extraordinary item                          (1,043,781)            (815,412)         (2,188,421)            (788,906)
Extraordinary loss due to debt
      refinancing                                                            (3,125,012)                              (3,125,012)
                                                  ----------------    -----------------    -----------------    ----------------
Net loss                                          $     (1,043,781)   $      (3,940,424)   $     (2,188,421)    $     (3,913,918)
                                                  ================    =================    ================     ================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                       Limited               General
                                                      Partners               Partner                Total
                                                 -------------------   -------------------   -------------------

Balance, December 31, 1997                     $        (59,500,005) $         (6,211,435) $        (65,711,440)
      Net loss (unaudited)                               (2,082,720)             (105,701)           (2,188,421)
                                                 -------------------   -------------------   -------------------

Balance, September 30, 1998 (unaudited)        $        (61,582,725) $         (6,317,136) $        (67,899,861)
                                                 ===================   ===================   ===================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Nine         For the Nine
                                                                 Months Ended         Months Ended
                                                                 September 30,        September 30,
                                                                     1998                 1997
                                                             -------------------   ------------------
                                                                           (Unaudited)
Cash Flows from Operating Activities:
      Net loss                                               $       (2,188,421)   $      (3,913,918)
      Adjustments to reconcile net loss to cash flows
           from operating activities:
           Depreciation                                               2,599,369            2,125,674
           Amortization                                               2,867,877            3,748,050
           Noncash interest expense                                     454,415            2,391,478
      (Increase) Decrease in assets:
           Accounts receivable                                         (101,307)              16,133
           Prepaid expenses                                             (85,789)             (31,713)
           Deposits                                                       2,550                2,000
      (Decrease) Increase in liabilities:
           Accounts payable                                            (239,843)            (281,836)
           Accrued expenses                                             323,201             (724,525)
           Accrued interest on 10-3/4% Senior Notes                  (2,687,500)           1,343,749
           Unearned revenue                                              53,728               21,149
           Subscriber deposits                                           (1,390)              (1,790)
                                                             ------------------    -----------------
                Total adjustments                                     3,185,311            8,608,369
                                                             ------------------    -----------------
                Cash flows from operating activities                    996,890            4,694,451
     Cash Flows used in Investing Activities:
           Additions to property and equipment                       (5,967,350)          (5,656,642)
                                                             ------------------    -----------------
                Cash flows used in investing activities              (5,967,350)          (5,656,642)
Cash Flows from Financing Activities:
      Principal payments on debt                                              0          (82,407,796)
      Proceeds from debt borrowings                                           0          100,000,000
      Payments on capital lease obligation                                    0              (66,117)
      Deferred financing costs                                                0           (4,059,847)
      Repurchase of warrants                                                  0           (4,400,000)
                                                             ------------------    -----------------
                Cash flows from financing activities                          0            9,066,240
                                                             ------------------    -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                 (4,970,460)           8,104,049
Cash and Cash Equivalents, Beginning of Period                        9,902,842              100,813
                                                             ------------------    -----------------
Cash and Cash Equivalents, End of Period                     $        4,932,382    $       8,204,862
                                                             ==================    =================
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period               $       10,750,000    $       5,650,675
                                                             ==================    =================



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

(3)   LEGAL PROCEEDINGS

      On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia ("Monroe County"), the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending. The court has not yet ruled on the Company's request for disclosure of the documents relating to the City's proposed project.

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

      On July 14, 1998, Forsyth appeared before the Monroe County Development Authority (the "Authority") to request the Authority to consider preliminarily the issuance by the Authority of $4.2 million in debt securities to finance Forsyth's planned broadband telecommunications plant. The Authority agreed to preliminary consideration of Forsyth's request but twice tabled Forysth's proposal. Forsyth's proposal will be considered by the Authority at a future meeting.

      On October 6, 1998, Forsyth amended its City Code to modify the definition of the "downtown development area," within which the Forysth Downtown Development Authority (the "DDA") is authorized to finance certain projects. Forsyth has requested that the DDA consider issuing bonds to finance the proposed broadband telecommunications plant. To the Company's knowledge, the DDA has not yet considered Forsyth's request.

      At September 30, 1998, the Company had 1,704 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.

(4)   SUBSEQUENT EVENTS

      On July 31, 1998, the Company and Rapid Communications Partners, L.P. ("Rapid") entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television systems in Tennessee (which encompasses Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County) to Rapid for approximately $14.7 million in cash. Consummation of the transactions contemplated by the Agreement, which is expected to occur no later than February 28, 1999, is subject to certain conditions (including the approvals of certain cable franchise authorities). The Company also entered into an amendment to its Bank Credit Facility that, among other things, increased the Company's permitted total debt coverage.

                            JAMES CABLE FINANCE CORP.
 (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                                 BALANCE SHEET


                                                                                September 30,       December 31,
                                                                                    1998                1997
                                                                              ----------------    --------------
                                                                                (Unaudited)
                                  ASSETS
Cash and cash equivalents                                                               $1,000            $1,000
                                                                              ================    ==============

                          SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)               $1,000            $1,000
                                                                              ================    ==============


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

(2)  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. for the three months or nine months ended September 30, 1998, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. In addition, other revenues are primarily derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 1998, the Company had 78,364 basic subscribers and 25,336 premium subscriptions, representing basic penetration of 60.6% and premium penetration of 32.3% as compared to December 31, 1997 at which time the Company had 78,197 basic subscribers and 24,076 premium subscriptions which represented basic penetration of 60.5% and premium penetration of 30.8%. At September 30, 1998 the Company had approximately 240 Internet customers using both the Company's high speed, two-way cable modems and traditional dial-up services.

     System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Company's systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic and premium cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Selling, service and administrative expenses directly attributable to the Company's systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and marketing costs.

     Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include legal, audit and tax fees, an incentive bonus accrual for the General Managers of the Company's systems and amounts paid to its general partner for management expenses.

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

     Cash Flows from Operating Activities. Cash flows from operating activities were $1.0 million for the nine months ended September 30, 1998 as compared to $4.7 million for the nine months ended September 30, 1997. The main reason for this decrease is due to cash paid for interest. During the nine months ended September 30, 1997 the Company paid $5.7 million in cash for interest. This amount increased $5.1 million, to $10.8 million, for the nine months ended September 30, 1998.

     Cash Flows used in Investing Activities. Cash flows used in investing activities increased $300,000 to $6.0 million for the nine months ended September 30, 1998 as compared to $5.7 million for the nine months ended September 30, 1997. The primary reasons for this increase are expenditures associated with the Company's 750 Mhz upgrade program and certain capital expenditures made in conjunction with the launching of Internet services in several of the Company's systems.

     Cash Flows from / used in Financing Activities. There were no cash flows from or used in financing activities for the nine months ended September 30, 1998. Cash flows from financing activities for the nine months ended September 30, 1997 were $9.1 million which is primarily comprised of the following items. On August 15, 1997 the Company issued, for cash, $100 million of 10-3/4% Series B Senior Notes due 2004. Amounts then paid from the $100 million proceeds included $82.4 million to repay the then existing bank credit facility and the then outstanding subordinated notes, $4.4 million to repurchase certain warrants attached to the subordinated notes and $4.1 million in deferred financing costs associated with the issuance of the Senior Notes.

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

     The Bank Credit Facility. Simultaneously with the sale of the Exchange Notes, the Company entered into a credit agreement (the "Bank Credit Facility") with Canadian Imperial Bank of Commerce (an affiliate of CIBC Wood Gundy Securities Corp., an underwriter of the Exchange

Notes), and NBD Bank (an affiliate of First Chicago Capital Markets, Inc., an underwriter of the Exchange Notes) acting as the lenders. The Bank Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Generally speaking, proceeds under the Bank Credit Facility may be used (i) to provide for working capital and general corporate purposes, (ii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iii) to pay transaction fees and expenses. The Bank Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal due at maturity.

     The Bank Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Bank Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Bank Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and (c) maintain a ratio of its total debt to annualized six-month EBITDA of no more than 7.5 to 1. The Company is in compliance with each of these covenants. As of September 30, 1998 the covenants contained in the Bank Credit Facility would have limited the Company's maximum borrowings thereunder to approximately $15 million. As of September 30, 1998 there was no indebtedness outstanding under the Bank Credit Facility.

     At September 30, 1998, the Company's total indebtedness was $100.0 million, its total assets were $39.2 million and its partners' deficit was $67.9 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Exchange Notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                      For the Three Months ended September 30,
                                           1998                     1997
                                           ----                     ----
                                     Amount        %           Amount        %
                                     ------        -           ------        -
                                               (Dollars in thousands)

Revenues                            $  9,415      100.0%     $   8,923     100.0%
System operating expenses              4,990       53.0%         4,357      48.8%
Non-System operating expenses            802        8.5%           597       6.7%
Depreciation and amortization          1,897       20.2%         2,279      25.5%
                                    ---------   ---------    ----------   --------
Operating income                       1,726       18.3%         1,690      19.0%
Interest expense, net                  2,741       29.1%         2,487      27.9%
Other expenses                            29        0.3%            18       0.2%
                                    ---------   ---------    ----------   --------
Loss before extraordinary item        (1,044)     (11.1%)         (815)     (9.1%)
Extraordinary loss due to debt
 refinancing                               0        0.0%         3,125      35.0%
                                    ---------   ---------    ----------   --------
Net loss                            $ (1,044)     (11.1%)    $  (3,940)    (44.1%)
                                    =========   =========    ==========   ========

EBITDA (1)                          $  3,623       38.5%     $   3,969      44.5%


                                      For the Nine Months ended September 30,
                                           1998                     1997
                                           ----                     ----
                                     Amount        %          Amount         %
                                     ------        -          ------         -
                                                 (Dollars in thousands)

Revenues                            $ 28,142      100.0%     $  26,728     100.0%
System operating expenses             14,286       50.8%        12,851      48.1%
Non-System operating expenses          2,279        8.1%         1,836       6.9%
Depreciation and amortization          5,468       19.4%         5,874      22.0%
                                    ---------    --------    ----------   --------
Operating income                       6,109       21.7%         6,167      23.0%
Interest expense, net                  8,212       29.2%         6,752      25.3%
Other expenses                            85        0.3%           204       0.8%
                                    ---------    --------    ----------   --------
Loss before extraordinary item        (2,188)      (7.8%)         (789)     (3.1%)
Extraordinary loss due to debt
 refinancing                               0        0.0%         3,125      11.7%
                                    ---------    -------     ----------   --------
Net loss                            $ (2,188)      (7.8%)    $  (3,914)    (14.8%)
                                    =========    ========    ==========   ========

EBITDA (1)                          $ 11,577       41.1%     $  12,041      45.0%


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

THREE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues for the three months ended September 30, 1998 increased by $500,000, or 5.5%, to $9.4 million from $8.9 million for the three months ended September 30, 1997. Average monthly total revenues per subscriber for the three months ending September 30, 1998 were $40.09, as compared to $38.08 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1997.

     Subscribers. At September 30, 1998 the Company had 78,364 subscribers, which represents a modest increase over the 78,171 subscribers at September 30, 1997. The Company believes this increase is due to a concentrated marketing effort as well as strategic capital improvements within certain of the Company's systems.

     System Operating Expenses. System operating expenses for the three months ended September 30, 1998 were $5.0 million, an increase of $600,000, or 14.6%, over the three months ended September 30, 1997. As a percentage of revenues, system operating expenses increased 4.2% from 48.8% in 1997, to 53.0% in 1998. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases as well as new costs associated with the Company's launch of its Internet services. As of the end of the third quarter, the Company had launched its two-way high speed Internet service in seven of its markets with more expected during the fourth quarter.

     Non-System Operating Expenses. Non-system operating expenses increased $200,000, or 34.3%, from the three months ended September 30, 1997 to the three months ended September 30, 1998. The majority of this increase, approximately $150,000, was attributable to non-recurring charges resulting from legal fees and costs associated with the potential overbuild in Forsyth, Georgia.

     EBITDA. As a result of the foregoing, EBITDA decreased $350,000, or 8.7%, from $4.0 million for the three months ended September 30, 1997 to $3.6 million for the three months ended September 30, 1998. Without the non-recurring charges described in the preceding paragraph, EBITDA for the quarter ended September 30, 1998 was $3.8 million.

     Depreciation and Amortization. Depreciation and amortization decreased $400,000, or 16.8%, from $2.3 million for the three months ended September 30, 1997 to $1.9 million for the three months ended September 30, 1998. The primary reason for this decrease is a result of certain assets becoming fully depreciated or amortized.

     Interest Expense, Net. Interest expense, net increased $250,000, or 10.2%, from $2.5 million for the three months ended September 30, 1997 to $2.7 million for the three months ended September 30, 1998. This is primarily the result of a change in the Company's debt structure. During the three months ended September 30, 1997 the Company had an average debt balance of approximately $92 million and an average interest rate of approximately 10.4%, both of which were affected by the Company's refinancing which took place on August 15, 1997 (See "Part II-Other Information-Item 2. Changes in Securities and Use of Proceeds."). For the three months ended September 30, 1998 the Company's average debt balance had increased to $100 million with an interest rate of 10.75%. These changes in debt resulted in an increase in interest expense of approximately $300,000 from 1997 to 1998. This was partially offset by an increase in interest revenues of $50,000 from the three months ended September 30, 1997 to the three months ended September 30, 1998.

     Net Loss. The Company's net loss decreased $2.9 million from $3.9 million for the three months ended September 30, 1997 to $1.0 million for the three months ended September 30, 1998. The primary reason for this decrease is the 1997 extraordinary loss due to the refinancing of $3.1 million.

NINE MONTHS ENDED SEPTEMBER 30, 1998 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1997

     Revenues. Revenues for the nine months ended September 30, 1998 increased by $1.4 million, or 5.3%, to $28.1 million from $26.7 million for the nine months ended September 30, 1997. Average monthly total revenues per subscriber for the nine months ending September 30, 1998 were $39.81, as compared to $37.93 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1997.

     System Operating Expenses. System operating expenses for the nine months ended September 30, 1998 were $14.3 million, an increase of $1.4 million, or 11.2%, over the nine months ended September 30, 1997. As a percentage of revenues, system operating expenses increased 2.7% from 48.1% in 1997, to 50.8% in 1998. The majority of this increase is due to variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases as well as new costs associated with the Company's launch of its Internet services. As of the end of the third quarter, the Company had launched its two-way high speed Internet service in seven of its markets with more expected during the fourth quarter.

     Non-System Operating Expenses. Non-system operating expenses increased $450,000, or 24.1%, from the nine months ended September 30, 1997 to the nine months ended September 30, 1998. This increase is primarily due to the non-recurring costs as previously discussed.

     EBITDA. As a result of the foregoing, EBITDA decreased from $12.0 million for the nine months ended September 30, 1997 to $11.6 million for the nine months ended September 30, 1998.

     Depreciation and Amortization. Depreciation and amortization decreased $400,000, or 6.9%, from $5.9 million for the nine months ended September 30, 1997 to $5.5 million for the nine months ended September 30, 1998. The primary reason for this decrease is a result of certain assets becoming fully depreciated or amortized.

     Interest Expense, Net. Interest expense, net increased $1.5 million, or 21.6%, from $6.7 million for the nine months ended September 30, 1997 to $8.2 million for the nine months ended September 30, 1998. This is primarily the result of a change in the Company's debt structure. During the nine months ended September 30, 1997 the Company had an average debt balance of approximately $85 million and an average interest rate of approximately 9.8%, both of which were affected by the Company's refinancing which took place on August 15, 1997 (See "Part II-Other Information-Item 2. Changes in Securities and Use of Proceeds."). For the nine months ended September 30, 1998 the Company's average debt balance had increased to $100 million with an interest rate of 10.75%. These changes in debt resulted in an increase in interest expense of approximately $1.8 million from 1997 to 1998. This was partially offset by an increase in interest revenues of $250,000 from the nine months ended September 30, 1997 to the nine months ended September 30, 1998.

     Net Loss. As a result of the foregoing factors, and due to the 1997 extraordinary loss due to debt refinancing of $3.1 million, the Company's net loss decreased by $1.7 million from $3.9 million for the nine months ended September 30, 1997 to $2.2 million for the nine months ended September 30, 1998.

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

YEAR 2000

     The Year 2000 issue impacts the Company in two different areas: (1) The technical aspects of the Company's business and (2) The Company's accounting and billing. These two areas are discussed below.

     The Company's main line of business is the collection and distribution of cable television signals. This collection and distribution of cable television signals involves many electrical and digital components which gather, unscramble, interpret and send readable signals to the television sets of the Company's subscribers. For a more complete discussion of the technical aspects of the Company, see the Company's Annual Report on Form 10-K/A (Amendment No. 1) for the fiscal year ended December 31, 1997 under "Item 1. Business - Industry Overview and Technical Overview." Although some of the Company's technical equipment relies on date recognition, the loss of such equipment in question, either temporarily or permanently, due to the Year 2000 issue, would not cause a material disruption in the Company's business and the cost of replacing such equipment would not be material to the operations of the Company.

     The Company's accounting software and its billing operations, both of which are supplied by third party vendors, are at a greater risk with respect to the Year 2000 issue. The Company uses third party accounting software for all of its general ledger, payroll, accounts payable and financial statement purposes. Currently, such software only requires a two digit entry in the year section of date entries and, thus, cannot recognize the "20" in the year 2000 and may instead treat the date as 1900. The Company has received both verbal and written assurance from the third party vendor that the Year 2000 issue will be corrected in an update which will be received by the Company prior to January 1, 2000. The Company also believes that even if a working update is not received, the Year 2000 issues inherent in the accounting software would not have a material effect on its business operations.

     The Company currently uses a third party vendor for its billing and accounts receivable functions. While the Company does not know the extent of the Year 2000 issues within this vendors operations, the Company's risk could be material if its billing operations ceased to exist for an extended period of time. The Company has received both verbal and written assurance from this vendor that their internal Year 2000 issues will be corrected prior to January 1, 2000. Also, the Company believes that any loss of its billing or accounts receivable function could be adequately replaced to avoid a material loss in its business operations.

     Because the Company's main Year 2000 risks are to be corrected by third party vendors, the cost is expected to be minimal and immaterial to the Company's operations. The Company believes, based on its discussions with third party vendors, that it will be Year 2000 compliant prior to

January 1, 2000. Also, in the event that either the accounting software or billing system prove to be non-compliant, the Company believes that it can rectify the situation so as to prevent the non-compliance from materially affecting its operations.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     By virtue of General Instruction 1 to Item 305 of Regulation S-K, and because it is neither a bank nor a thrift and its market capitalization on January 28, 1997 did not exceed $2.5 billion, the Company is not required at this time to provide disclosures under this Item 3.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia ("Monroe County"), the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending. The court has not yet ruled on the Company's request for disclosure of the documents relating to the City's proposed project.

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

     On July 14, 1998, Forsyth appeared before the Monroe County Development Authority (the "Authority") to request the Authority to consider preliminarily the issuance by the Authority of $4.2 million in debt securities to finance Forsyth's planned broadband telecommunications plant. The Authority agreed to preliminary consideration of Forsyth's request but twice tabled Forysth's proposal. Forsyth's proposal will be considered by the Authority at a future meeting.

     On October 6, 1998, Forsyth amended its City Code to modify the definition of the "downtown development area," within which the Forysth Downtown Development Authority (the "DDA") is authorized to finance certain projects. Forsyth has requested that the DDA consider issuing bonds to finance the proposed broadband telecommunications plant. To the Company's knowledge, the DDA has not yet considered Forsyth's request.

     At September 30, 1998, the Company had 1,704 basic subscribers in the City of Forsyth and Monroe County franchise areas. This represents approximately 2% of the Company's total basic subscribers and, thus, approximately 2% of the Company's total cash flow and EBITDA. If the current plans for a competing system ultimately are implemented, this competition likely would result in a loss of subscribers to the Company's system and/or make it more difficult for the Company to maintain its prices for subscriptions to the system.

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

     The proceeds to the Company from the sale of the Notes, net of the initial purchasers' discount of $3.0 million, was $97.0 million (before deducting expenses payable by the Company, estimated to be $1.1 million). These net proceeds were used (i) to repay all indebtedness outstanding under the Company's then existing bank credit facility (approximately $66.7 million), (ii) to repay the Company's then existing subordinated debt, including additional interest (approximately $18.1 million), (iii) to repurchase certain warrants previously issued by the Company in conjunction with its then existing subordinated debt ($4.4 million), and (iv) for general corporate purposes (including capital expenditures to upgrade certain systems) (approximately $6.7 million). As of September 30, 1998 all $6.7 million of the amount allocated to general corporate purposes has been spent on capital expenditures (including upgrading certain systems).

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

Item 5. Other Information

     On July 31, 1998, the Company and Rapid Communications Partners, L.P. ("Rapid") entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television systems in Tennessee (which encompasses Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County) to Rapid for approximately $14.7 million in cash. Consummation of the transactions contemplated by the Agreement, which is expected to occur no later than February 28, 1999, is subject to certain conditions (including the approvals of certain cable franchise authorities). The Company also entered into an amendment to its Bank Credit Facility that, among other things, increased the Company's permitted total debt coverage.

Item 6.

         (a)      Exhibits.

EXHIBIT NO.                DESCRIPTION
----------                 -----------
         3.1    --         Amended and Restated  Agreement of Limited  Partnership of James Cable
                           Partners,  L.P. dated as of June 30, 1995*

         3.2    --         Certificate of Limited Partnership of James Cable Partners, L.P.*

         3.3    --         Articles of Incorporation of James Cable Finance Corp.*

         3.4    --         Bylaws of James Cable Finance Corp.*

         4.1    --         Indenture  dated as of August 15, 1997 among James  Cable  Partners,  L.P.,  James
                           Cable Finance  Corp.,  and United States Trust Company of New York, as
                           Trustee*

         4.3    --         Credit Agreement dated as of August 15, 1997 among James Cable Partners,
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

         10.1   --         Securities  Purchase  Agreement  dated as of August 12, 1997 among James Cable
                           Partners,  L.P.,  James Cable Finance Corp. and the Initial Purchasers*

         10.2   --         Registration  Rights  Agreement  dated as of August 15, 1997 among James Cable
                           Partners,  L.P.,  James Cable Finance Corp. and the Initial Purchasers*

         27.1   --         Financial Data Schedule***


---------------------------

* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

** Incorporated by reference to the corresponding exhibit to the Company's Form 10-Q filed for the quarterly period ended June 30, 1998.

***      Filed herewith.


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


                                  JAMES CABLE PARTNERS, L.P.

                                  By:  James Communications Partners
                                  General Partner

                                  By:  Jamesco, Inc.
                                  Partner

Date:  November 6, 1998           By:  /s/  William R. James
                                       ---------------------------------
                                       William R. James
                                       President

                                  By:  James Communications Partners
                                  General Partner

                                  By:  DKS Holdings, Inc.
                                  Partner

Date:  November 6, 1998           By:  /s/ Daniel K. Shoemaker
                                       -------------------------------
                                       Daniel K. Shoemaker
                                       President (Principal financial
                                       officer and chief accounting officer)

                                  Date:  November 6, 1998


                                  JAMES CABLE FINANCE CORP.


Date:  November 6, 1998           By:  /s/ William R. James
                                       ---------------------------------
                                       William R. James
                                       President

Date:  November 6, 1998           By:  /s/ Daniel K. Shoemaker
                                       -------------------------------
                                       Daniel K. Shoemaker
                                       Treasurer (Principal financial
                                       officer and chief accounting officer)

                                 Exhibit Index


Exhibit Number                  Description
     27.1                       Financial Data Schedule