Form 10-K405
period 1998-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1999-03-30
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              (Mark One)

              /X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the fiscal year ended December 31, 1998

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  /x/  No  / /

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

The number of shares of James Cable Finance Corp. outstanding as of March 15, 1999 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

* James Cable Finance Corp. meets the conditions set forth in General Instruction I (1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                        Page No.

                                     PART I

Item 1.  Business............................................................  3
               General.......................................................  3
               Business Strategy.............................................  3
               Industry Overview.............................................  5
               The Systems...................................................  6
               Programming and Subscriber Rates..............................  9
               Internet Services............................................. 10
               Customer Service and Marketing................................ 11
               Technical Overview............................................ 11
               Franchises.................................................... 12
               Competition................................................... 13
               Legislation and Regulation.................................... 14
               Insurance..................................................... 18
               Employees..................................................... 18
Item 2.  Properties.......................................................... 18
Item 3.  Legal Proceedings................................................... 19
Item 4.  Submission of Matters to a Vote of Security Holders................. 19

                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder
            Matters.......................................................... 19
Item 6.  Selected Financial Data............................................. 20
Item 7.  Management's Discussion and Analysis of Financial Condition and
            Results of Operations............................................ 23
               Overview...................................................... 23
               Results of Operations......................................... 24
               Liquidity and Capital Resources............................... 25
               Impact of Inflation and Changing Prices....................... 27
               Year 2000 Compliance.......................................... 27
               Effects of New Accounting Pronouncements...................... 27
               Recent Events................................................. 28
               Forward-Looking Statements.................................... 28
Item 7A. Quantitative and Qualitative Disclosures About Market Risk.......... 31
Item 8.  Financial Statements and Supplementary Data......................... 31
Item 9.  Changes in and Disagreements with Accountants on
            Accounting and Financial Disclosure.............................. 31

                                    PART III

Item 10. Directors and Executive Officers.................................... 31
Item 11. Executive Compensation.............................................. 32
Item 12. Security Ownership of Certain Beneficial Owners and Management...... 32
Item 13. Certain Relationships and Related Transactions...................... 33

                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.... 34

PART I

ITEM 1.  BUSINESS

GENERAL:

James Cable Partners, L.P. ("James," and together with its wholly owned subsidiary James Cable Finance Corp., the "Company") owns, operates and develops cable television systems (the "Systems") serving rural communities in eight geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 1998, the Systems passed an estimated 138,040 homes and served 84,755 basic subscribers, representing a basic penetration of 61.4%. The Company's goal is to maintain its position as the preferred provider of video services, and to become the single hard wire broadband provider of enhanced video services, advanced telecommunication services and telephony, in the markets that it serves. James' principal executive offices are located at 710 N. Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

James was formed as a limited partnership pursuant to the provisions of the Delaware Revised Uniform Limited Partnership Act, a certificate of limited partnership that was filed with the Secretary of the State of Delaware on January 12, 1988, and an Amended and Restated Agreement of Limited Partnership dated as of June 30, 1995, as amended (the "Partnership Agreement"). The purpose of James' formation, as set forth in the Partnership Agreement, is to realize capital appreciation through the ownership, control and operation of assets comprising cable television systems. James will be dissolved upon the earliest to occur of (i) December 31, 2005 (the "Term"), (ii) a determination by the General Partner of James that James should be dissolved, with the approval of 60% of the Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 66 2/3% of the Limited Partner interests of James, (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner. The Term can be extended upon the affirmative vote of 66 2/3% of the Limited Partner interests and the consent of the General Partner. In certain of the foregoing cases, the Limited Partners may elect under the Partnership Agreement to reconstitute the business of James in a new limited partnership with a new General Partner elected by the Limited Partners.

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

James Cable Finance Corp. ("Finance Corp.") is a wholly-owned subsidiary of James that was incorporated under the laws of the State of Michigan on June 19, 1997 for the purpose of serving as a co-issuer with James of the $100 million principal amount notes due 2004 that the Company issued during the third and fourth quarters of 1997. Finance Corp.'s only asset consists of $1,000 cash and there are substantial contractual restrictions on its activities. Finance Corp.'s principal executive office is located at 710 North Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

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

      As of December 31, 1998, the Company had completed the upgrades of its cable plant to 750 MHz in Durant and Calera, Oklahoma, serving approximately 4,600 subscribers; and Hawkinsville and Cochran, Georgia, serving approximately 2,500 subscribers. The upgrades of the cable plant serving Douglas, Torrington, Wheatland and Lingle, Wyoming, serving approximately 5,600 subscribers, have recently been completed.

      In addition, the Company is currently in the construction phase of its 750 MHz upgrades to the cable plant in Roanoke, Alabama, serving approximately 2,100 subscribers; and Eatonton and Madison, Georgia, serving approximately 3,200 subscribers. Also, the Company is supplementing its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services in Westlake, Louisiana, serving approximately 6,400 subscribers; Decatur, Texas, serving approximately 1,200 subscribers; and High Springs and Alachua, Florida, serving approximately 2,700 subscribers. Upon completion of these projects, all of which are expected to be completed during 1999, the Company will have the ability to provide advanced telecommunications services to approximately 28,300 subscribers, which represents approximately 38% of its December 31, 1998 total subscriber base excluding the 9,551 subscribers in the Tennessee (Wartburg) Cluster which were sold in the first quarter of 1999 (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events").

      The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

- Provide Enhanced Digital Video. The Company intends to provide enhanced digital video in the upgraded Systems and certain other Systems using Headend In The Sky(R) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of Telecommunications, Inc. ("TCI"). HITS will enable the Company to deliver video services such as pay-per-view programming and a tier or multiple tiers of niche satellite programming. The Company believes that these enhanced digital video services will allow it to provide a system comparable to DBS at a lower cost. The Company had originally planned to introduce HITS services in its Durant System during 1998, however, due to delays on the delivery by TCI, the Company's launch date of the HITS services has been pushed back, and is now expected to occur during the second quarter of 1999. The Company may schedule introduction in other Systems after evaluating the success of HITS services in Durant.

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

      After its initial launch of high-speed Internet services in Durant, Oklahoma during the fourth quarter of 1997, the Company has begun offering either two-way or one-way high-speed Internet services in Roanoke, Alabama; Decatur, Texas; High Springs and Alachua, Florida; Westlake, Louisiana; and Hawkinsville, Cochran, Eatonton and Madison, Georgia. While these high-speed Internet services are fairly new in many of the areas, the Company currently has approximately 500 high-speed Internet customers. The Company expects this number to increase throughout 1999 due to an increased emphasis on marketing of the services offered and customer based education about the benefits of the use of high-speed Internet services.

      In addition to its high-speed Internet services, the Company is also offering traditional dial-up Internet services in many of its Systems. The Company's dial-up services are similar to those offered by companies such as America Online and The Microsoft Network. The Company currently has approximately 1,600 dial-up Internet customers.

      In anticipation of providing telephony, the Company has installed the required switch interface equipment and installed customer premises equipment at selected sites in the Durant System. During 1998, the Company successfully completed its testing of the equipment and also received the certification necessary to provide telephone service in Oklahoma from the Oklahoma Corporation Commission. Currently, the Company is seeking the switching capabilities necessary to allow for the introduction of telephony to its subscribers in the Durant System.

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

A subscriber generally pays an initial installation charge and fixed monthly fees for basic and premium television services and for other services (such as the rental of converters and remote control devices). Such monthly service fees constitute the primary source of revenues for cable television systems. In addition to subscriber revenues, cable television systems also frequently offer to their subscribers home shopping services, which pay such systems a share of revenues from products sold in the systems' service areas. Some cable television systems also receive revenue from the sale of available spots on advertiser-supported programming.

THE SYSTEMS:

The following table sets forth certain operating statistics for the Systems for the periods indicated:

                                     (dollars in thousands except per subscriber data)
                                    1994        1995        1996        1997        1998
                                    ----        ----        ----        ----        ----

Homes passed (1)                   127,943     128,908     129,291     129,291     138,040
Basic subscribers (2)               80,529      80,190      78,449      78,197      84,755
Basic penetration (3)                 62.9%       62.2%       60.7%       60.5%       61.4%
Basic revenues (4)                $ 25,096    $ 26,914    $ 29,087    $ 29,978    $ 31,521
Average monthly basic
  revenues per subscriber (5)     $  26.16    $  27.93    $  30.47    $  31.92    $  33.35
Premium subscriptions (6)           28,765      28,900      25,652      24,076      26,413
Premium penetration (7)               35.7%       36.0%       32.7%       30.8%       31.2%
Average monthly total revenues
  per subscriber (5)              $  32.17    $  34.56    $  36.89    $  38.10    $  39.95
Average annual system operating
  cash flow per subscriber (8)    $    206    $    227    $    238    $    235    $    233
Average annual EBITDA per
  subscriber (9)                  $    179    $    199    $    207    $    202    $    195
Miles of plant                       3,430       3,483       3,483       3,483       3,883

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

(5) The average of the monthly revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.

(6) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.

(7)  Premium subscriptions as a percentage of basic subscribers.

(8) System operating cash flow divided by the average number of basic subscribers for the period.

(9)  EBITDA divided by the average number of basic subscribers for the period.

The Company's Systems are divided into eight geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 1998 for the individual clusters:


                                                                                                   Average    Annualized
                                                                                                   Monthly      System
                                            Percent of                                              Total      Operating   System
                                            All Systems                                            Revenues    Cash Flow  Operating
                        Homes     Basic        Basic       Basic        Premium        Premium       per         per      Cash Flow
       Cluster         Passed  Subscribers  Subscribers  Penetration  Subscriptions  Penetration  Subscriber  Subscriber   Margin
       -------         ------  -----------  -----------  -----------  -------------  -----------  ----------  ----------   ------
Oklahoma / Texas       33,280      17,022        20.1%        51.1%         5,136         30.2%    $ 40.39        $ 231     47.7%
Georgia                19,635      13,807        16.3         70.3          5,502         39.8       39.40          222     46.9
Louisiana              22,450      13,321        15.7         59.3          4,329         32.5       41.51          247     49.5
Colorado / Wyoming     14,750       9,524        11.2         64.6          2,810         29.5       36.97          204     46.0
Tennessee (Wartburg)   14,470       9,551        11.3         66.0          2,162         22.6       40.51          258     53.1
Alabama                13,955       8,344         9.9         59.8          2,187         26.2       36.93          227     51.2
Florida                10,500       6,629         7.8         63.1          2,871         43.3       44.69          248     46.3
Tennessee (Tazewell)    9,000       6,557         7.7         72.9          1,416         21.6       23.81          166     58.2
                      -------     -------      ------                     -------
        Totals        138,040      84,755       100.0%        61.4%        26,413         31.2%    $ 39.95        $ 233     48.6%
                      =======     =======      ======                     =======


The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $11.7 million in capital expenditures improving the plant and operations in this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), and upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system.

Since the completion of its 750 MHz upgrade in the Durant System, the Company has been offering two-way high-speed Internet services to approximately 4,500 subscribers. The Company is currently offering one-way high-speed Internet services to approximately 1,200 subscribers in its Decatur, Texas System. The Company is currently in the process of supplementing its 450 MHz cable plant in Decatur, Texas with fiber. Once this process is complete, the Company will begin to offer its two-way high-speed Internet service. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet services to a certain portion of the Oklahoma/Texas Cluster. Currently, the Oklahoma/Texas Cluster has approximately 330 high-speed Internet customers and approximately 1,160 dial-up Internet customers.

On February 23, 1999, the Company purchased approximately 1,000 dial-up customers from International Software Consultants, Inc. The Company believes that this acquisition will make it the largest supplier of Internet services in the Durant System. The Company intends to promote the benefits of its high-speed Internet service to the newly acquired customers.

The administrative and customer service operations for this cluster are consolidated into one main office located in Durant, Oklahoma. This office provides all customer support, billing, marketing and technical operations for the Oklahoma/Texas Cluster. The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 1998, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,280 and the number of basic subscribers and premium subscriptions were 17,022 and 5,136, respectively.

The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $9.2 million in capital improvements to the Georgia Cluster. These improvements include the completion of the Company's 750 MHz upgrade of its cable plant in Hawkinsville and Cochran as well as the 750 MHz upgrade of its cable plant in Eatonton and Madison which is nearing completion.

Since the completion of its 750 MHz upgrade in Hawkinsville and Cochran, the Company has been offering two-way high-speed Internet services to approximately 2,500 subscribers. The Company is currently offering one-way high-speed Internet services to approximately 3,000 subscribers in Eatonton and Madison. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet services to a certain portion of the Georgia Cluster. Currently, the Georgia Cluster has approximately 70 high-speed Internet customers and approximately 25 dial-up Internet customers.

At December 31, 1998, the Georgia Cluster passed an estimated 19,635 homes and had 13,807 basic subscribers and 5,502 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all customer service, billing, marketing and technical operations are centralized.

The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $9.4 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants and installing three microwave complexes eliminating the need for eight headends. At December 31, 1998, the estimated number of homes passed for this Cluster was 22,450 and the number of basic subscribers and premium subscriptions were 13,321 and 4,329, respectively.

The Company is currently in the process of supplementing its cable plant in and around Westlake, Louisiana with fiber. Once this process is complete, it will allow the Company to offer two-way high-speed Internet services to approximately 6,400 subscribers. Currently, these subscribers are being offered the one-way high-speed Internet service as well as traditional dial-up service. Currently, the Louisiana Cluster has approximately 45 high-speed Internet customers and approximately 10 dial-up Internet customers.

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

The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from a central office in Douglas, Wyoming. Since these Systems were acquired, the Company has made $6.0 million in capital expenditures to improve plant reliability, reception and service. The Company completed the 750 MHz HFC upgrade of the Systems serving approximately 5,600 subscribers in Douglas, Torrington, Wheatland and Lingle, Wyoming during the first quarter of 1999.

With the completion of the 750 MHz upgrade in Douglas, Torrington, Wheatland and Lingle, the Company can begin to offer its two-way high-speed Internet service to the approximately 5,600 subscribers. During the first quarter of 1999 the Colorado/Wyoming Cluster began offering traditional dial-up Internet service to a portion of its subscriber base. Currently, the Colorado/Wyoming Cluster has approximately 310 dial-up Internet customers.

The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 1998, the estimated number of homes passed in this Cluster was 14,750 and the number of basic subscribers and premium subscriptions were 9,524 and 2,810, respectively.

The Tennessee (Wartburg) Cluster. The Tennessee (Wartburg) Cluster is comprised of Systems that were acquired in July 1988 and serves rural communities north and west of Knoxville, Tennessee. Since its acquisition of the Systems in this Cluster, the Company has made $5.2 million in capital expenditures, improving plant reliability, reception and service as well as providing for the availability of additional channels. Approximately half of these Systems have been upgraded to 450 MHz 60-channel capacity plants. In addition, the Company has installed a microwave complex serving over 95% of the subscribers in this Cluster, thereby eliminating the need for three of the original headends. All customer service, technical, administrative and marketing services are centralized in one office in Wartburg, Tennessee.

The economy in the Tennessee Cluster is largely supported by a number of small manufacturing plants. The Tennessee Valley Authority and the Departments of Energy and Defense also provide employment in the Tennessee Cluster's communities. At December 31, 1998, the estimated number of homes passed in this Cluster was 14,470; the number of basic subscribers and premium subscriptions were 9,551 and 2,162, respectively.

On July 31, 1998, the Company entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell its Tennessee (Wartburg) Cluster (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events").

The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $4.4 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings. In the Systems serving eastern Alabama, six separate headends have been consolidated into one microwave complex.

In addition to the improvements described above, construction to upgrade the cable plant serving approximately 2,100 subscribers in Roanoke, Alabama to 750 MHz is nearing completion. Once this upgrade is complete, which is expected to occur in the second quarter of 1999, the Company will begin to offer its two-way high-speed Internet service. In 1998, the Company began to offer its one-way high-speed Internet service in Roanoke as well as traditional dial-up Internet service to a portion of its Alabama Cluster. Currently, the Alabama Cluster has approximately 30 high-speed Internet customers and approximately 65 dial-up Internet customers.

The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All customer service, administrative, technical and marketing functions have been centralized into the main office. The Alabama Cluster, as of December 31, 1998, passed an estimated 13,955 homes and had 8,344 basic subscribers and 2,187 premium subscriptions.

The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has recently completed a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $5.6 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated on one microwave complex, which reduced maintenance and equipment costs.

The Company is in the process of supplementing its 450 MHz cable plant in High Springs and Alachua, which serves approximately 2,700 subscribers, with fiber. Once this process is complete, which is expected to occur during 1999, the Company can begin to offer its two-way high-speed Internet service. The Company is currently offering its one-way high-speed Internet service to High Springs and Alachua, as well as traditional dial-up Internet service to a portion of the Florida Cluster. Currently, the Florida Cluster has approximately 25 high-speed Internet customers and approximately 50 dial-up Internet customers.

The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, customer service, technical and marketing functions are coordinated from this location. The Florida Cluster, as of December 31, 1998, passed an estimated 10,500 homes and had 6,629 basic subscribers and 2,871 premium subscriptions.

The University of Florida, located in Gainesville, has contributed to the economic stability of the Florida Cluster's areas. Other industries providing employment in the area include agriculture, ranching and tourism.

The Tennessee (Tazewell) Cluster. The Company acquired the Systems comprising the Tennessee (Tazewell) Cluster in one transaction on December 10, 1998 (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events"). These Systems serve rural communities located Northeast of Knoxville, Tennessee. All administrative, technical and marketing functions are coordinated out of one central office located in New Tazewell, Tennessee.

The economies of the communities served by the Tennessee (Tazewell) Cluster benefit from many furniture manufacturers as well as medical supply manufacturers and the agriculture industry. As of December 31, 1998, the Tennessee (Tazewell) Cluster passed an estimated 9,000 homes and had 6,557 basic subscribers and 1,416 premium subscriptions.

PROGRAMMING AND SUBSCRIBER RATES:

The Company has various contracts to obtain basic, satellite and premium programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, the Company is a member of a programming consortium consisting of small to medium sized multiple system operators and individual cable systems serving, in the aggregate, over ten million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small and medium sized cable operators. The Company does not have long-term programming contracts for the supply of a substantial amount of its programming, due in part to ongoing negotiations with a number of its programming suppliers, but also due to the Company's belief that it is in its best interests to enter into long-term programming contracts only if additional benefits are derived from the contractual arrangements. In cases where the Company does have such contracts, they are generally for fixed periods of time ranging from one to five years and are subject to negotiated renewal. While the loss of contracts with certain of the Company's programming suppliers could have an adverse effect on its results of operations, management does not believe the risk of such a loss is particularly great due to the substantial motivation of programming suppliers to obtain the widest possible audience for their products.

Cable programming costs are expected to continue to increase primarily due to additional programming being provided to subscribers, increased costs to purchase cable programming and inflationary increases. In 1996, 1997 and 1998, programming costs as a percentage of revenues were 16.9%, 18.3% and 19.9%, respectively. No assurance can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

The Systems offer their subscribers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and in some systems local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. Primarily for competitive reasons, the Company generally endeavors to offer a single level of basic service containing all broadcast and satellite-delivered programming. In a few Systems, however, the Company does offer up to three tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air), a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT) and a super station tier consisting of the so-called "super stations" (for example, WGN). The Company also offers premium programming services, both on a per-channel basis and, in many Systems, as part of premium service packages designed to enhance customer perceived value.

Monthly subscriber rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 1998, the Company's monthly full basic service rates for residential subscribers ranged from $13.95 to $36.99 and per-channel premium service rates (not including special promotions) ranged from $5.95 to $12.95 per service. At December 31, 1998, the weighted average price for the Company's monthly full basic service was approximately $32.89.

A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. The Company charges monthly fees for converters and remote control tuning devices. The Company also charges administrative fees for delinquent payments for service. Subscribers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

In addition to subscriber fees, the Company derives a small amount of revenue from the sale of local spot advertising time on locally originated and satellite-delivered programming. The Company also derives modest amounts of revenues from affiliations with home shopping services (which offer merchandise for sale to subscribers and compensate system operators with a percentage of their sales receipts).

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

While the Company plans to offer advanced telecommunications services (including Internet services as discussed below) and telephony in certain of its Systems, it anticipates that monthly subscriber fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

INTERNET SERVICES:

During the fourth quarter of 1997, the Company began offering two-way high-speed Internet in its Durant, Oklahoma System. During 1998, the Company expanded its two-way high-speed Internet service into Hawkinsville and Cochran, Georgia, and began offering one-way high-speed and traditional dial-up Internet services to some portion of its cable subscribers in all but the Tennessee (Wartburg) and Tennessee (Tazewell) Clusters.

The two-way high-speed Internet service, which utilizes a cable modem, provides Internet access at speeds of up to 1.5 Megabits per second. The two-way high-speed Internet service does not require a phone line for access since all transmissions are through the customers cable television equipment. The one-way high-speed Internet service is a hybrid between the two-way high-speed and traditional dial-up services. With the one-way high-speed Internet service, the customer dials in to the server over a traditional phone line but receives information over the cable television equipment. Thus, while the upstream connection is at a maximum speed of 56 Kilobits per second, the downstream access can achieve speeds of up to 1.5 Megabits per second. The traditional dial-up Internet service offered by the Company is similar to dial-up services offered by companies such as America Online or The Microsoft Network. With dial-up Internet service, the customer sends and receives information over a traditional phone line with speeds of up to 56 Kilobits per second.

Monthly rates charged to Internet customers vary based on the type of service they receive. In some of the Systems a discount is given to those Internet customers who also receive the Company's cable television service. At December 31, 1998, the Company's monthly Internet rate varied from $17.95, for a dial-up customer who also receives cable television, to $54.95 for high-speed commercial customers.

CUSTOMER SERVICE AND MARKETING:

The Company emphasizes customer service, which it believes is increasingly important to the successful operation of its business. To meet its objective of providing high levels of customer service, the Company offers its customers a full line-up of programming, timely and reliable service (with virtually all service inquiries responded to within 24 hours) and good picture quality. The Company's employees receive ongoing training in customer service, sales and subscriber retention, and technical support. Customer service representatives and technicians are also trained to market upgrades at the point of sale or service. In addition, the Company has attempted to establish and to maintain a local presence and visibility within the communities it serves.

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

TECHNICAL OVERVIEW:

The following table sets forth certain information, as of March 1999, regarding the analog channel capacities and miles of plant of the Systems:


                                 300 MHz     330 MHz      400 MHz      450 MHz    750 MHz (1)
                                UP TO 36     UP TO 42     UP TO 54     UP TO 62    UP TO 100
                                CHANNELS     CHANNELS     CHANNELS     CHANNELS     CHANNELS       TOTAL
                                --------     --------     --------     --------     --------       -----

Number of headends                   15           19            2           13            5           54
Number of subscribers as of
   December 31, 1998             17,716       13,441        2,161       33,613       17,824       84,755
% of subscribers                   20.9%        15.9%         2.5%        39.7%        21.0%       100.0%
Miles of Plant                    1,139          840           46        1,504          354        3,883
% of miles of plant                29.4%        21.6%         1.2%        38.7%         9.1%       100.0%


(1) As of December 31, 1998 the Company had completed the upgrades of its cable plant to 750 MHz in Durant and Calera, Oklahoma, serving approximately 4,600 subscribers; and Hawkinsville and Cochran, Georgia, serving approximately 2,500 subscribers. The upgrades of the cable plant serving Douglas, Torrington, Wheatland and Lingle, Wyoming, serving approximately 5,600 subscribers, have recently been completed.

The Company is currently in the construction phase of its 750 MHz upgrades to the cable plant in Roanoke, Alabama, serving approximately 2,100 subscribers; and Eatonton and Madison, Georgia, serving approximately 3,200 subscribers. Also, the Company is supplementing its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services in Westlake, Louisiana, serving approximately 6,400 subscribers; Decatur, Texas, serving approximately 1,200 subscribers; and High Springs and Alachua, Florida, serving approximately 2,700 subscribers. Upon completion of these projects, all of which are expected to be completed during 1999, the Company will have the ability to provide advanced telecommunications services to approximately 28,300 subscribers, which represents approximately 38% of its December 31, 1998 total subscriber base excluding the 9,551 subscribers in the Tennessee (Wartburg) Cluster which were sold in the first quarter of 1999 (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Recent Events").

The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

The Company's Systems have an average capacity of 61 channels. The Company currently does not use any addressable technology. The Company utilizes a "trap" scheme whereby a technician installs filters, or traps, at each cabled home enabling the technician to configure the programming received by each subscriber. Upon completion of a System upgrade, the Company will enable digital addressable technology to certain of its subscribers to take advantage of the HITS service. That service transmits digitally compressed signals of niche satellite programming, multiplexed premium services, pay-per-view movies and music for reception by cable systems, which in turn deliver them to their subscribers.

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

At December 31, 1998, the Company held 136 franchises. These franchises, substantially all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.7% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 1998:


                                           PERCENTAGE       NUMBER        PERCENTAGE
       YEAR OF                NUMBER OF     OF TOTAL       OF BASIC     OF TOTAL BASIC
 FRANCHISE EXPIRATION        FRANCHISES    FRANCHISES     SUBSCRIBERS     SUBSCRIBERS
 --------------------        ----------    ----------     -----------     -----------
Prior to 2001                      6           4.0%          1,612            1.9%
2001 - 2005                       42          28.2          26,887           31.7
2006 - 2009                       40          26.9          24,971           29.5
2010 and after                    44          29.5          25,562           30.2
No expiration date                 4           2.7           1,390            1.6
                               -----         -----          ------          -----
     Subtotal                    136          91.3          80,422           94.9
No franchise required             13           8.7           4,333            5.1
                               -----         -----          ------          -----
     Total                       149         100.0%         84,755          100.0%
                               =====         =====          ======          =====


The Company believes that it has good relationships with its franchising authorities. To date, the Company has never had a franchise revoked for any of its Systems, and no request by the Company for franchise renewals or extensions has been denied, although such renewed or extended franchises have frequently resulted in franchise modifications on satisfactory terms.

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

Well-financed businesses from outside the cable industry (such as the public utilities that own the poles to which cable is attached) may become competitors for franchises or providers of competing services. Congress has repealed the prohibition against national television networks owning cable systems, and telephone companies may now enter the cable industry as described below. In one of the Company's franchise areas, the Company faces direct competition from another franchised cable television system. In addition, beginning in 1997, there has been a significant increase in the number of cities that have constructed their own cable television systems in a manner similar to city-provided utility services. These systems typically will compete directly with the existing cable operator without the burdens of franchise fees or other local regulation. Although the total number of municipal overbuild cable systems remains small, there appears to be an increasing trend in cities authorizing such direct municipal competition with cable operators. (One such city is Forsyth, Georgia. See "Item 3. Legal Proceedings.")

In recent years, the Federal Communications Commission ("FCC") and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to receiving facilities located on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems have increased channel capacity to over 100, enabling them to provide movies, broadcast stations, Internet access, and other program service comparable to those of cable television systems. The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high upfront costs and a lack of local broadcast programming, service and equipment distribution. With respect to the inability of DBS to provide local broadcast television programming to subscribers in their local markets, Echostar and other potential DBS providers have announced their intention to retransmit local broadcast television stations back into a subscriber's local market. Both Congress and the U.S. Copyright Office are currently reviewing proposals to allow such transmission and it is possible that in the near future, DBS systems will be retransmitting local television broadcast signals back into local television markets. The Company's strategy of providing pay-per-view and satellite niche programming via the HITS application in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with Internet services and other advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition. The principal DBS systems with which the Company's Systems compete are DirectTV, Echostar and Primestar.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service ("MMDS") which uses low power microwaves to transmit video programming over the air to customers ("Wireless Cable"). Wireless Cable licensees were recently authorized to provide two-way digital services, including Internet access. Additionally, the FCC has licensed Local Multipoint Distribution Service ("LMDS") systems, which can provide multichannel wireless video services in the 28 gigahertz ("GHz") band. LMDS is also suited for providing wireless data services, including the possibility of Internet access.

Wireless Cable distribution services generally provide many of the programming services provided by cable systems, and digital compression technology has increased significantly the channel capacity of the systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of Wireless Cable systems to compete may be hampered in some areas by physical terrain and foliage. Although prohibitive topography and limited "line of sight" access have limited competition from Wireless Cable systems in a majority of the Company's franchise service areas, the Company has experienced such competition in portions of its Systems in Oklahoma, Texas, Louisiana and Florida.

The 1996 Telecom Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless (MMDS) transmission. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small markets in which it provides or expects to provide cable services are unlikely to support competition in the provision of video and broadband telecommunications services given the lower population densities and higher costs per subscriber of installing plant.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition on LEC buyouts (i.e. any ownership interest exceeding ten percent) of co-located cable systems, cable operator buyouts of co-located LEC systems and joint ventures between cable operators and LECs in the same market remains in place. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a "rural exemption." The 1996 Telecom Act also provides the FCC with limited authority to grant waivers of the buyout prohibition (subject to local franchising authority approval). The Company believes that significant growth opportunities exist by establishing cooperative rather than competitive relationships with LECs within service areas, to the extent permitted by law.

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

Although the FCC rules control, local government units (commonly referred to as local franchising authorities or "LFAs") are primarily responsible for administering the regulation of the lowest level of cable -- the basic service tier ("BST"), which typically contains local broadcast stations and public, educational, and government ("PEG") access channels. Before an LFA begins BST rate regulation, it must certify to the FCC that it will follow applicable federal rules, and many LFAs have voluntarily declined to exercise this authority. LFAs also have primary responsibility for regulating cable equipment rates. Under federal law, charges for various types of cable equipment must be unbundled from each other and from monthly charges for programming services.

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

Under the FCC's rate regulations, most cable systems were required to reduce their BST and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme that allows for the recovery of inflation and certain increased costs, as well as providing some incentive for expanding channel carriage. The FCC has modified its rate adjustment regulations to allow for annual rate increases and to minimize previous problems associated with regulatory lag. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost-of-service" regulation in cases where the latter methodology appears favorable. Premium cable services offered on a per-channel or per-program basis remain unregulated, as do affirmatively marketed packages consisting entirely of new programming products. Federal law requires that the BST be offered to all cable subscribers, but limits the ability of operators to require purchase of any CPST before purchasing premium services offered on a per-channel or per-program basis.

In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules. The 1996 Telecom Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e. approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenues exceeding $250 million, CPST rate regulation is automatically eliminated. The Company does not now qualify for this additional relief because certain investors in the Company exceed the annual gross revenue standard and are deemed to be "affiliates" under current FCC rules. This definition of "affiliate" is under review by the FCC, and may be modified in the future to qualify the Company as a small cable operator.

As part of the 1996 Telecom Act, FCC regulation of CPST rates for all systems (regardless of size) expires on March 31, 1999. However, critics of the cable television industry have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunications carriers. The Eighth Circuit Court of Appeals vacated certain aspects of the FCC's initial interconnection order, but that decision was reversed by the Supreme Court in January 1999.

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

Under the 1996 Telecom Act, a LEC, utility company, or other entity providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless an election is made to provide the video programming via an "open video system" ("OVS"). To qualify for OVS status, two-thirds of the system's activated channels must be reserved for unaffiliated entities. The Fifth Circuit Court of Appeals recently reversed certain of the FCC's OVS rules, including the FCC's preemption of local franchising.

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition on LEC buyouts (that is, any ownership interest exceeding 10 percent) of co-located cable systems, cable operator buyouts of co-located LEC systems, and joint ventures between cable operators and LECs in the same market remains in place. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a "rural exemption." The 1996 Telecom Act also provides the FCC with the limited authority to grant waivers of the buyout prohibition (subject to LFA approval).

Electric Utility Entry Into Telecommunications/Cable Television. The 1996 Telecom Act provides that registered utility holding companies and subsidiaries may provide telecommunications services (including cable television) notwithstanding the Public Utilities Holding Company Act. Electric utilities must establish separate subsidiaries, known as "exempt telecommunications companies" and must apply to the FCC for operating authority. Again, because of their resources, electric utilities could be formidable competitors to traditional cable companies.

Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate separate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishing a nationwide ownership cap on any cable operator equal to 30% of all domestic cable subscribers has been stayed pending further judicial review, although the FCC recently expressed an interest in reviewing and reimposing this limit.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. The Company has been able to reach agreements with all of the broadcasters who elected retransmission consent and has not been required by broadcasters to remove any broadcast stations from the cable television channel line-ups. The Company has, however, agreed in limited circumstances to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. To date, compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

Access Channels. LFAs can include franchise provisions requiring cable operators to set aside certain channels for public, educational and governmental access programming. Federal law also requires cable systems to designate a portion of their channel capacity (up to 15% in some cases) for commercial leased access by unaffiliated third parties. The FCC has adopted rules regulating the terms, conditions and maximum rates a cable operator may charge for use of this designated channel capacity, but, to date, use of commercial leased access channels has been relatively limited.

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Recently, there has been increased interest in further restricting the marketing practices of cable programmers, including the possibility of subjecting video programmers who are not affiliated with cable operators to all program access requirements. In addition, some cable industry critics have argued that vertically integrated, non-satellite programming (such as certain regional sports networks), which are now exempt from the ban on exclusive programming, should be subjected to this prohibition.

Inside Wiring. The FCC has determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video services within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas on rental property within the exclusive use of a tenant (such as balconies and patios).

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements, and closed captioning), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and Emergency Alert Systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). Details regarding this phase-in are still under FCC review. The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

Internet Service Regulation. The Company began offering high-speed Internet services to subscribers in its Durant System during 1997 and expanded its Internet services to many other Systems during 1998. Although there is no significant federal regulation of cable system delivery of Internet services at the current time, and even though the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers are attempting to use existing commercial leased access provisions to gain access to cable system delivery. Finally, some LFAs are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals.

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

EMPLOYEES:

At December 31, 1998, the Company had approximately 165 full-time employees and 5 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

The Company owns or leases parcels of real property for signal reception sites (antenna towers and headends), microwave complexes and business offices. The Company believes that its properties, both owned and leased, are in good condition and are suitable and adequate for the Company's business operations as presently conducted.

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

On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the Court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending. The court has not yet ruled on the Company's request, under the Georgia Open Records Act, for disclosure of the documents relating to the City's proposed project.

On February 2, 1999 the Company and Forsyth entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television system which serves Forsyth, and surrounding Monroe County, to Forsyth for approximately $2.3 million in cash. Consummation of the transactions contemplated by this agreement is expected to occur during March 1999 and is subject to certain conditions. If the transactions contemplated in the Agreement are consummated, all litigation related to the matter will be dismissed through the exchange of mutual releases.

In addition, the Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the fourth quarter of 1998.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

EQUITY INTERESTS:

Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.97% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 1998, there was one holder of the general partnership interest and 26 holders of the limited partnership interests. See also "Part III
- Item 10. Directors and Executive Officers" and " - Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 1998, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 1998. The financial data for the years ended December 31, 1994 to 1998 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 1997 and 1998 and for each of the years in the three-year period ended December 31, 1998, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)


                                                                YEAR ENDED DECEMBER 31,
                                         1994            1995            1996            1997            1998
                                         ----            ----            ----            ----            ----
STATEMENT OF OPERATIONS DATA:
Revenues                              $  30,864       $  33,305       $  35,213       $  35,778       $  37,758
System operating expenses (1)            14,408          15,073          16,249          17,400          19,410
Non-system operating expenses (2)         2,136           2,280           2,480           2,585           2,960
Depreciation and amortization            14,102          12,214           9,272           7,930           7,561
                                      -------------------------------------------------------------------------
Operating income                            218           3,738           7,212           7,863           7,827
Interest expense, net                     8,416           9,659           8,852           9,470          11,026
Other expenses, net                         607             141             254             233             112
                                      -------------------------------------------------------------------------
Loss before extraordinary item           (8,805)         (6,062)         (1,894)         (1,840)         (3,311)
Extraordinary loss due to debt
   refinancing                               --             548              --           3,125              --
                                      -------------------------------------------------------------------------
Net loss                              $(  8,805)      $(  6,610)      $(  1,894)      $(  4,965)      $(  3,311)
                                      =========================================================================

OTHER DATA:
EBITDA (3)                            $  14,320       $  15,952       $  16,484       $  15,793       $  15,388
System operating cash flow (4)           16,456          18,232          18,964          18,378          18,348
Capital expenditures                      1,391           2,405           3,942           7,596           9,171
EBITDA margin (5)                          46.4%           47.9%           46.8%           44.1%           40.8%
Ratio of earnings to fixed
   charges (6)                               --              --              --              --              --

CASH FLOW DATA:
Cash provided by operating
   activities                         $   7,812       $   6,901       $   9,066       $   8,403       $   5,133
Cash used in investing
   activities                            (1,105)         (2,405)         (3,942)         (7,596)        (16,971)
Cash (used in) provided by
   financing activities                  (7,611)         (3,844)         (6,079)          8,995           3,400
                                      -------------------------------------------------------------------------
Net (decrease) increase in cash       $(    904)      $     652       $(    955)      $   9,802       $(  8,438)
                                      =========================================================================

SUMMARY SUBSCRIBER DATA:
Homes passed (7)                        127,943         128,908         129,291         129,291         138,040
Basic subscribers (8)                    80,529          80,190          78,449          78,197          84,755
Basic penetration (9)                      62.9%           62.2%           60.7%           60.5%           61.4%
Premium subscriptions (10)               28,765          28,900          25,652          24,076          26,413
Premium penetration (11)                   35.7%           36.0%           32.7%           30.8%           31.2%
Average monthly total revenues
   per subscriber (12)                $   32.17       $   34.56       $   36.89       $   38.10       $   39.95
System operating cash flow per
   subscriber (13)                    $     206       $     227       $     238       $     235       $     233
EBITDA per subscriber (14)            $     179       $     199       $     207       $     202       $     195



                                                                  AT DECEMBER 31,
                                         1994           1995           1996           1997           1998
                                         ----           ----           ----           ----           ----
BALANCE SHEET DATA:
Cash and cash equivalents             $     404      $   1,056      $     101      $   9,903      $   1,465
Total assets                             46,746         39,727         32,844         43,912         44,367
Total debt                               88,284         88,573         82,494        100,000        103,500
Partners' deficit                       (47,022)       (54,452)       (56,346)       (65,711)       (69,022)


                     (see footnotes on the following page)

NOTES TO SELECTED FINANCIAL DATA

(1)  System operating expenses exclude depreciation and amortization.

(2) Non-system operating expenses consist primarily of management fees payable to the General Partner of the Company.

(3) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

(4) System operating cash flow represents revenues less system operating expenses. System operating cash flow should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

(5)  EBITDA margin represents EBITDA divided by revenues.

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings include loss before extraordinary items plus interest expense (which includes amortization of debt issuance costs). Fixed charges consist of interest expense incurred (including amortization of debt issuance costs) and the estimated interest component of rent expense. Earnings were inadequate to cover fixed charges by $8.8 million, $6.1 million, $1.9 million, $1.8 million and $3.3 million for the years ended December 31, 1994, 1995, 1996, 1997 and 1998, respectively.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the Company's financial condition and results of operations for each of the years ended December 31, 1996, 1997 and 1998. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

OVERVIEW:

Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees, leased line fees and cable modem installation charges. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 1998, the Company had 84,755 basic subscribers and 26,413 premium subscriptions, representing basic penetration of 61.4% and premium penetration of 31.2%. The table below sets forth for the periods indicated the percentage of the Company's total revenues attributable to the various sources:


                            YEAR ENDED DECEMBER 31,
                         1996        1997        1998
                         ----        ----        ----
Basic                     82.6%       83.8%       83.5%
Premium                   10.0         9.2         8.7
Internet                   0.0         0.0         0.3
Other                      7.4         7.0         7.5
                        ------      ------      ------
     Total Revenues      100.0%      100.0%      100.0%
                        ======      ======      ======


System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Systems. Variable operating expenses consist of costs directly attributable to providing cable and Internet services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic and premium cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Satellite programming fees have historically increased at rates in excess of inflation due in part to improvements in the quality of programming. Selling, service and administrative expenses directly attributable to the Systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sales costs.

Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one System. These expenses include most legal, audit and tax fees, an incentive bonus pool accrual for the General Managers of the Systems and amounts paid to the General Partner for management expenses.

Significant Leverage. At December 31, 1998, the Company's indebtedness was $103.5 million, its total assets were $44.4 million, and its partners' deficit was $69.0 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes;
(b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain DBS and telephone companies, which may limit the Company's flexibility in reacting to changes in its business.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                    1996         1997         1998
                                    ----         ----         ----
Revenues                            100.0%       100.0%       100.0%
System operating expenses            46.1         48.6         51.4
Non-system operating expenses         7.0          7.2          7.9
Depreciation and amortization        26.3         22.2         20.0
                                   ------       ------       ------
Operating income                     20.6         22.0         20.7
Interest expense, net                25.1         26.5         29.2
Other expenses, net                   0.7          0.7          0.3
                                   ------       ------       ------
Loss before extraordinary item       (5.2)        (5.2)        (8.8)
Extraordinary loss due to debt
   refinancing                         --          8.7           --
                                   ------       ------       ------
Net loss                             (5.2)%      (13.9)%       (8.8)%
                                   ======       ======       ======

EBITDA margin                        46.8%        44.1%        40.8%

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1998 VERSUS YEAR ENDED DECEMBER 31, 1997:

Revenues. Revenues in 1998 were $37.8 million, an improvement of $2.0 million, or 5.5%, over revenues of $35.8 million in 1997. In 1998, basic revenues increased by $1.5 million, or 5.1%, primarily due to increases in subscription rates. Average basic revenues per subscriber per month increased from $31.92 to $33.35, or 4.5%, between 1997 and 1998.

Subscribers. During 1998 the Company experienced an increase of 6,558 subscribers (from 78,197 at December 31, 1997 to 84,755 at December 31, 1998). The acquisition on Fannon Cable TV, Inc. (see "Recent Events") accounts for 6,557 of the increased subscribers. Without the Fannon acquisition, the Company's subscriber count was essentially unchanged from 1997 to 1998. The Company believes that the non growth of its subscriber base is a result of the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services. The Company continues to respond to this competition with an aggressive marketing strategy and certain strategic capital improvement projects.

System Operating Expenses. System operating expenses increased 11.6% from $17.4 million in 1997 to $19.4 million in 1998. This increase was primarily due to $900,000 of variable cost increases associated with higher programming fees (which increased from $6.6 million in 1997 to $7.5 million in 1998). In addition, selling, service and administrative expenses of the Systems increased 8.5%, from $9.3 million in 1997 to $10.1 million in 1998, due to increased fixed costs (including approximately $360,000 of additional costs related to the launching of Internet services in certain of the Company's Systems during 1998).

Non-System Operating Expenses. Non-system operating expenses, which consist primarily of amounts paid to the General Partner for management expenses increased 14.5% to $3.0 million in 1998 from $2.6 million in 1997, primarily due to increases in legal and other professional fees.

EBITDA. As a result of the foregoing, EBITDA in 1998 was $15.4 million, a decrease of 2.6% from EBITDA in 1997 of $15.8 million.

Depreciation and Amortization. Depreciation and amortization decreased 4.6% from $7.9 million in 1997 to $7.6 million in 1998, primarily due to certain assets becoming fully depreciated.

Interest Expense, Net. Interest expense, net increased $1.6 million, or 16.4%, from $9.5 million in 1997 to $11.0 million in 1998. This increase is primarily the result of a change in the Company's debt structure that occurred in 1997. During 1997 the Company had an average debt balance of approximately $89 million and an average interest rate of approximately 10.8%, both of which were affected by the Company's refinancing which took place on August 15, 1997. During 1998, the Company's average debt balance increased to $100 million with an average interest rate of 10.75%. These changes in the debt structure resulted in an increase in interest expense of approximately $1.7 million from 1997 to 1998. This increase in interest expense was partially offset by an increase in interest income of approximately $200,000 from 1997 to 1998.

Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary items increased $1.5 million from $1.8 million in 1997 to $3.3 million in 1998.

Net Loss. As a result of the foregoing factors, and because of the extraordinary loss due to debt refinancing of $3.1 million in 1997, net loss decreased $1.7 million from $5.0 million in 1997 to $3.3 million in 1998.

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

Subscribers. During 1997, the Company experienced a decline of 252 subscribers (from 78,449 at December 31, 1996 to 78,197 at December 31, 1997). The Company believes that this decline resulted from the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services. The Company has responded with increased and more concentrated marketing and certain strategic capital improvement projects.

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

Interest Expense, Net. Interest expense, net increased to $9.5 million in 1997 from $8.9 million in 1996. This increase reflects the consummation of the Company's change in its debt structure which occurred on August 15, 1997 when the Company issued $100 million in notes and paid off its then outstanding bank credit facility and subordinated debt (the "Refinancing"). This Refinancing resulted in the Company's debt increasing from $82 million at December 31, 1996 to $100 million at December 31, 1997.

Net Loss. Net loss increased $3.1 million from $1.9 million in 1996 to $5.0 million in 1997. This increase is attributable to $3.1 million of extraordinary losses related to the Refinancing.

LIQUIDITY AND CAPITAL RESOURCES:

General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations. Liquidity, in the context of the Company's operations, is typically determined by the cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for investment opportunities.

Net cash from operating activities was $9.1 million, $8.4 million and $5.1 million for the years ended December 31, 1996, 1997 and 1998, respectively. Net cash used in investing activities was $17.0 million for the year ended December 31, 1998 as compared to $7.6 million for the year ended December 31, 1997. This increase was primarily due to the $7.8 million spent in acquiring Fannon Cable TV, Inc. (see "Recent Events") as well as expenditures associated with the Company's capital improvement projects which were in process during 1998. Cash flows from financing activities were $3.4 million for the year ended December 31, 1998 as compared to cash flows used in financing activities of $9.0 million for the year ended December 31, 1997. The increase is primarily attributable to a $3.5 million draw the Company took against its bank credit facility to partially fund the acquisition of Fannon Cable TV, Inc. (see "Recent Events"). Cash flows from financing activities for the year ended December 31, 1997 of $9.0 were primarily the result of the consummation of the Company's refinancing on August 15, 1997.

Total assets increased $500,000 from $43.9 million at December 31, 1997 to $44.4 million at December 31, 1998. This increase resulted from significant changes in the Company's cash, property and equipment and intangible assets. Cash decreased by $8.4 million primarily as a result of spending associated with the Company's ongoing capital improvement projects as well as the acquisition of the assets of Fannon Cable TV, Inc. (see "Recent Events"). Property and equipment increased by $9.2 million as a result of the Company's capital improvement projects which were in process during 1998. Intangible assets increased $4.1 million primarily as a result of the acquisition of the assets of Fannon Cable TV, Inc. (see "Recent Events").

Total debt increased from $100.0 million at December 31, 1997 to $103.5 million at December 31, 1998. This $3.5 million increase in debt was the direct result of the Company's draw on its bank credit facility to partially fund the acquisition of the assets of Fannon Cable TV, Inc. (see "Recent Events").

As of December 31, 1998 the Company had completed the upgrades of its cable plant to 750 MHz in Durant and Calera, Oklahoma, serving approximately 4,600 subscribers; and Hawkinsville and Cochran, Georgia, serving approximately 2,500 subscribers. The upgrades of the cable plant serving Douglas, Torrington, Wheatland and Lingle, Wyoming, serving approximately 5,600 subscribers, have recently been completed. The Company spent approximately $9 million to complete these upgrades.

In addition, the Company is currently in the construction phase of its 750 MHz upgrades to the cable plant in Roanoke, Alabama, serving approximately 2,100 subscribers; and Eatonton and Madison, Georgia, serving approximately 3,200 subscribers. Also, the Company is supplementing its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services in Westlake, Louisiana, serving approximately 6,400 subscribers; Decatur, Texas, serving approximately 1,200 subscribers; and High Springs and Alachua, Florida, serving approximately 2,700 subscribers. The Company anticipates that it will spend approximately $7 million to complete these upgrades. However, due to factors beyond the Company's control, such as material price changes and availability, contract labor problems, and the ability to obtain permits from the proper authorities, the Company cannot give any assurance that the actual costs to complete these upgrades will not vary significantly from this estimate.

The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

The Notes. The Company has outstanding an aggregate principal amount of $100,000,000 of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

The Credit Facility. The Company has a Credit Facility with Canadian Imperial Bank of Commerce, an affiliate of CIBC Wood Gundy Securities Corp., and NBD Bank, an affiliate of First Chicago Capital Markets, Inc., acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The Credit Facility matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and
(iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.50 to 1. As of December 31, 1998, this covenant limited the Company's maximum borrowings thereunder to approximately $12 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity.

The Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and (c) maintain the total debt ratio described above. The Company is in compliance with each of these covenants.

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

YEAR 2000 COMPLIANCE:

The Year 2000 issue impacts the Company in three different areas: (1) The technical aspects of the Company's business, (2) the Company's accounting and billing and (3) programming reception. These three areas are discussed below.

The Company's main line of business is the collection and distribution of cable television signals. This collection and distribution of cable television signals involves many electrical and digital components which gather, unscramble, interpret and send readable signals to the television sets of the Company's subscribers (for a more complete discussion of the technical aspects of the Company, see "Item 1. Business - Industry Overview and Technical Overview"). Although some of the Company's technical equipment relies on date recognition, the loss of such equipment, either temporarily or permanently, due to the Year 2000 issue, would not cause a material disruption in the Company's business and the cost of replacing such equipment would not be material to the operations of the Company.

The Company's accounting software and its billing operations, both of which are supplied by third party vendors, are at a greater risk with respect to the Year 2000 issue. The Company uses third party accounting software for all of its general ledger, payroll, accounts payable and financial statement purposes. Currently, such software only requires a two digit entry in the year section of date entries and, thus, cannot recognize the "20" in the year 2000 and may instead treat the date as 1900. The Company has received both verbal and written assurance from the third party vendor that the Year 2000 issue will be corrected in an update which will be received by the Company during 1999. The Company also believes that even if a working update is not received, the Year 2000 issues inherent in the accounting software will not have a material effect on its business operations.

The Company currently uses a third party vendor for its billing and accounts receivable functions. While the Company does not know the extent of the Year 2000 issues within the vendor's operations, the Company's risk could be material if its billing operations ceased to exist for an extended period of time. The Company has received both verbal and written assurance from this vendor that the vendor's internal Year 2000 issues will be corrected during 1999. Also, the Company believes that any loss of its billing or accounts receivable functions could be adequately replaced to avoid material losses in its business operations.

The Company's ability to provide cable television services is significantly dependent on its ability to adequately receive programming signals via satellite distribution and off-air reception from various programmers and broadcasters. If a significant amount of this programming was interrupted for a period of time due to Year 2000 issues within the various satellite program or off-air broadcast companies, it could have a material affect on the Company's operations. To date, the Company has not received notification from any of its satellite programmers or off-air broadcasters indicating that Year 2000 issues exist which cannot be corrected by December 31, 1999. Also, the Company believes that it would be able to adequately replace any lost signals so that there would not be a material affect on its operations.

Because the Company's main Year 2000 risks are to be corrected by third party vendors, its cost is expected to be minimal and immaterial to its operations. The Company believes, based on its discussions with its third party vendors, that it will be Year 2000 compliant during 1999. Also, in the event that either the accounting software or billing system prove to be non-compliant, the Company believes that it can rectify the situation so as to prevent the non-compliance from materially affecting its operations.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company's adoption of SFAS No. 131 in 1998 had no impact on the accompanying financial statements because substantially all of the Company's operations are in one reportable segment, providing cable television services.

In June 1998, SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January

1, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

RECENT EVENTS:

Acquisition of Fannon Cable TV, Inc.. On December 10, 1998, pursuant to an Asset Purchase Agreement dated as of June 24, 1998, the Company purchased the assets of Fannon Cable TV, Inc. ("Fannon") for $7.65 million in cash. A portion of the purchase price was funded with a $3.5 million draw against the Company's existing $30 million bank credit facility. The remaining $4.15 million of the purchase price was funded with cash-on-hand.

The acquired assets comprise a cable television system serving the communities of New Tazewell, Tazewell, Harrogate and Cumberland Gap and certain unincorporated portions of Claiborne County, Tennessee.

Included in the assets purchased were all necessary franchises, the rights to receive and distribute cable television signals to subscribers and all of the equipment and other personal and real property necessary for this reception and distribution of cable television signals to such communities.

The purchase price of $7.65 million, plus a commission of $150,000 paid to a broker, has been allocated among the following assets based upon their estimated fair values:

                                    PURCHASE
                                     PRICE
                ASSET              ALLOCATION
                -----              ----------
         Land                      $    7,953
         Vehicles                      28,483
         Non-Compete Agreement        305,882
         Goodwill                   7,457,682
                                   ----------
              Total                $7,800,000
                                   ==========

Sale of the Tennessee (Wartburg) Cluster. On March 5, 1999, pursuant to an Asset Purchase Agreement dated as of July 31, 1998, the Company sold its cable television systems in Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County, Tennessee, all of which make-up the Tennessee (Wartburg) Cluster (see "Item 1. Business - The Systems"), to Rapid Communications Partners, L.P. ("Rapid") for $14.7 million in cash.

Sale of the Forsyth System. On February 2, 1999, the Company and the City of Forsyth, Georgia ("Forsyth") entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television system which serves the City of Forsyth, and surrounding Monroe County, Georgia, to Forsyth for approximately $2.3 million in cash. Consummation of the transactions contemplated by the Agreement is expected to occur during March 1999 and is subject to certain conditions.

FORWARD-LOOKING STATEMENTS:

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties.

When we use any of the words "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. For such statements we claim the protection of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements.

A variety of factors could cause our actual results and experiences to differ materially from the anticipated results or other expectations expressed in our forward-looking statements. Although we believe that our forward-looking statements are reasonable, you should not place undue reliance on any of these statements, which speak only as of the date made. You should understand that the following important factors could cause our results or performance to differ materially from those expressed in our forward-looking statements.

We could lose subscribers to new technologies. Since 1995, we have experienced increased competition from new technologies such as wireless cable services and DBS services. Due to regulatory changes, we also face potential competition from telephone companies. Many of our competitors have significantly greater financial resources than us. But for the approximately 6,557 subscribers acquired in connection with our purchase of the assets of Fannon Cable TV, Inc., our total subscribers would have decreased by approximately 2.5% between December 31, 1995 and December 31, 1998. While we believe our strategy of upgrading certain Systems to provide enhanced video programming, Internet access, telephony and other advanced telecommunications services will be successful in reversing this trend, there can be no assurance that this will be the case.

Our new lines of business involve additional risk. While we do not have extensive experience providing Internet access, telephony and other advanced telecommunications services, at December 31, 1998 we had successfully launched commercial Internet service in ten of our Systems and had successfully tested our telephony services in our Durant, Oklahoma System.

         Some of the uncertainties associated with our offering Internet access through cable are:

         - customer acceptance of cable as an alternative to traditional dial-up Internet access;

         - the competitive response of traditional ISPs, online services (such as The Microsoft Network, CompuServe and America Online) and long distance inter-exchange carriers (such as AT&T Corp., MCI Communications Corporation and Sprint Corporation), all of which currently offer Internet access on a large scale; and

         - the possibility that new technologies may be developed which offer improved performance or other desirable features.

The success of our telephony services will depend on, among other things, access to switching capability, obtaining appropriate governmental certifications, and successful marketing of our services to existing telephone company customers.

While we are optimistic about the prospects for these new lines of business, there can be no assurance that we will be successful or that additional cash flow will be generated.

Our business is extensively regulated. The cable television industry is subject to extensive governmental regulation, principally by the FCC and local franchising authorities. Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to us. Moreover, the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. These regulations, which have removed some barriers to competition and added materially to the regulatory burdens of cable operators, related to:

         -   cable system rates for both basic and certain nonbasic services;

         -   programming access and exclusivity arrangements;

         -   access to cable channels by unaffiliated programming services;

         -   leased access terms and conditions;

         -   horizontal and vertical ownership of cable systems;

         -   customer service requirements;

         -   franchise renewals;

         -   television broadcast signal carriage and retransmission consent;

         -   technical standards;

         -   customer privacy;

         -   consumer protection issues;

         -   cable equipment compatibility;

         -   obscene or indecent programming; and

         - requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services.

Under the FCC's rate regulations, most cable systems were required to reduce their basic service and CPST rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme. However, operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost of service" in cases where the latter methodology appears favorable.

Because we qualify as a small cable company under FCC rules and have elected to rely on the cost-of-service rules as and when our Systems are required to justify their rates for regulated services, we have not implemented the rate reductions that would otherwise have been required if we were subject to the FCC's benchmarks. Instead, we were allowed to establish permitted rates under a simple formula that considers total operating expenses (including amortization expenses), net rate base, rate of return, channel count and subscribers. So long as the per channel rate resulting from these inputs for one of our Systems is no more than $1.24, that System's rates will be presumed reasonable. If the formula-generated rate exceeds the $1.24, then we will be required to prove the reasonableness of our calculations. Substantially all of our rates are under the $1.24 per channel level. We believe that all of our rates in excess of the $1.24 per channel level are reasonable using the formula described above.

FCC rules permit local franchise authorities to review basic service rates, and under certain circumstances, challenge CPST rates at the FCC. An adverse ruling in any such proceeding could require us to reduce our rates and pay refunds. A reduction in our rates or the payment of refunds could have a material adverse effect on us. Once the maximum permitted rate allowed by FCC rules is being charged by us in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Although the regulation of the CPST is set to expire for all cable systems on March 31, 1999, critics of the cable television industry have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

Our franchises are non-exclusive and are subject to renewal. We operate our Systems under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Each franchise is generally granted for a fixed term ranging from five to 15 years but may be terminated if the franchisee fails to comply with the material provisions thereof. Our franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 1998, we had 6 franchises (representing 4.0% of our basic subscribers) expiring prior to 2001 and 42 franchises (representing 28.2% of our basic subscribers) expiring between 2001 and 2005.

Although we believe that we generally have good relationships with our franchising authorities, no assurance can be given that we will be able to retain or renew such franchises or that the terms of any such renewals will be on terms as favorable to us as our existing franchises. The non-renewal or termination of franchises relating to a significant portion of our subscribers could have a material adverse effect on our results of operations.

We must successfully integrate our future acquisitions. An element of our business strategy is to achieve operational efficiencies by providing advanced telecommunications services and video services over an expanded subscriber base within a concentrated geographic area. Consequently, we intend to consider potential opportunities to acquire or trade cable television systems. Any acquisition or trade could have an adverse effect upon our results of operations or cash flow, particularly acquisitions of new systems which must be integrated with our existing operations. There can be no assurance that we will be able to integrate successfully any acquired systems with our existing operations or realize any efficiencies from any acquisition or trade. There can also be no assurance that any acquisition or trade, if consummated, will improve operating results or that we will be able to obtain the financing that may be necessary to fund any acquisition or trade in the future. In addition, any acquisition or trade will be subject to, among other things, the satisfaction of customary closing conditions and the receipt of certain third-party or governmental approvals, including the consent of franchising authorities.

Our insurance coverage has been reduced in Florida and Louisiana. Because of industry-wide casualty insurance reductions that resulted from insurers' loss experience with several hurricanes in the southeastern portion of the United States, our casualty insurance in Florida and Louisiana has been reduced to $1 million per occurrence. We believe that our Systems in Florida and Louisiana are located in areas that are not subject to a high degree of risk from hurricanes, or from ice storms (which do pose a significant risk for our Systems in other areas), and that losses in excess of our existing coverage would be unlikely. However, if such casualty insurance is inadequate, we could experience a potential reduction in cash flow in the event of a loss in excess of our policy limits. If a significant loss were to occur, it could have a material adverse effect on our financial condition and results of operations.

Our operations are dependent upon the services of management. We rely significantly on the services of the General Partner and the personnel employed by or on behalf of the General Partner. We maintain $5 million of key-man life insurance on Mr. William R. James, who effectively controls the General Partner. We could be adversely affected, however, if Mr. James or any of Messrs. Trenary, Shoemaker and Madison were unwilling or unable to continue to make their services available to us.

There are potential conflicts of interest. The General Partner, which is controlled by William R. James, is the sole general partner of the Company. With certain limitations, the General Partner has exclusive authority for the management and control of our business and operations. It performs management services for us, for which it is paid an annual fee.

We are subject to possible conflicts of interest arising out of our relationship with the General Partner and Mr. James. Because we were organized and are operated by the General Partner, these conflicts will not necessarily be resolved through arm's-length negotiations but rather may be resolved through the exercise of the General Partner's judgment consistent with its fiduciary responsibilities to us and our limited partners. Our Partnership Agreement provides for a Partnership Advisory Board, one of the functions of which is to review any potential conflicts of interest involving the General Partner, and provides that the General Partner may be removed by the limited partners but (so long as the General Partner is controlled by Mr. James) only if the General Partner has been found by an independent party to have been engaged in malfeasance, criminal conduct, wanton, willful neglect or a material breach of the Partnership Agreement. There are no other procedures for resolving conflicts between us and the General Partner. The Indenture contains certain restrictions on transactions between James and Finance Corp. and their subsidiaries and affiliates.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

No disclosures are required with respect to this item because the Company did not hold, either during the years ended December 31, 1998 and 1997, or at December 31, 1998 or 1997, any market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages FS-1 through FS-17 which pages are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

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

                   NAME                  AGE    FUNCTIONS PERFORMED
                   ----                  ---    -------------------

           William R. James.........      65   President and
                                               Chief Executive Officer
           C. Timothy Trenary.......      42   Chief Operating Officer
           Daniel K. Shoemaker......      36   Chief Financial Officer
           Scott A. Madison.........      41   Director of Engineering

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

ITEM 11. EXECUTIVE COMPENSATION

The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the systems owned by the Company during such year. The amount of the management fee was approximately $1,806,000, $1,822,000 and $1,905,000 in 1996, 1997 and 1998, respectively. No other amounts were paid to the General Partner by the Company in those years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 1998, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:


                  NAME AND ADDRESS OF
                   BENEFICIAL OWNER                                  TYPE OF INTEREST(1)     % OF CLASS
                   ----------------                                  -------------------     ----------

         William R. James(2).....................................    General partnership         *
         710 North Woodward Avenue, Suite 180                        Limited partnership        1.1%
         Bloomfield Hills, Michigan 48304

         C. Timothy Trenary(3)...................................    General partnership         *
         710 North Woodward Avenue, Suite 180                        Limited partnership         *
         Bloomfield Hills, Michigan 48304

         Daniel K. Shoemaker(4)..................................    General partnership         *
         710 North Woodward Avenue, Suite 180                        Limited partnership         *
         Bloomfield Hills, Michigan 48304

         Scott A. Madison........................................    None
         710 North Woodward Avenue, Suite 180
         Bloomfield Hills, Michigan 48304

         The Prudential Insurance Company of America.............    Limited partnership       24.4%
         Four Gateway Center
         100 Mulberry Street
         Newark, New Jersey 07102

         State Farm Mutual Automobile Insurance Company..........    Limited partnership       24.4%
         One State Farm Plaza
         Bloomington, Illinois 61710

         Teachers Insurance and Annuity Association of America...    Limited partnership       12.2%
         730 Third Avenue
         New York, New York 10017

         Bessemer Securities Corporation.........................    Limited partnership       12.2%
         630 Fifth Avenue
         New York, New York 10111

         The Dysson-Kissner-Moran Corporation....................    Limited partnership        6.1%
         230 Park Avenue
         New York, New York 10169

         Brown University-Third Century Fund.....................    Limited partnership        5.9%
         Room 101 - University Hall, Box C
         Providence, Rhode Island  02912

         Citicorp................................................    Limited partnership        5.6%
         599 Lexington Avenue
         New York, New York 10043

         All Directors and Executive Officers as a group.........    General partnership         *
                                                                     Limited partnership        1.2%

-----------
 *   Less than 1.00%.

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

    None.

    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    EXHIBITS:

    ITEM 601
    REGULATION S-K
    EXHIBIT REFERENCE
         NUMBER                         EXHIBIT DESCRIPTION
    -----------------                   -------------------

    (2)(a)/(10)(a)                      Asset Purchase Agreement by and between
                                        Fannon Cable T.V., Inc., a Tennessee
                                        Corporation, and James Cable Partners,
                                        L.P., a Delaware Limited Partnership,
                                        dated as of June 24, 1998 (incorporated
                                        by reference to Exhibit 2.1 of the
                                        registrant's Form 8-K as filed with the
                                        Securities and Exchange Commission on
                                        December 22, 1998).

    (2)(b)/(10)(b)                      Asset Purchase Agreement by and between
                                        James Cable Partners, L.P., a Delaware
                                        Limited Partnership, and Rapid
                                        Communications Partners, L.P., a
                                        Colorado Limited Partnership, dated as
                                        of July 31, 1998 (incorporated by
                                        reference to Exhibit 2.1 of the
                                        registrant's Form 8-K as filed with the
                                        Securities and Exchange Commission on
                                        March 19, 1999).

    (3)(a)/(10)(c)                      Amended and Restated Agreement of
                                        Limited Partnership of the Company dated
                                        as of June 30 , 1995 (incorporated by
                                        reference to Exhibit 3.1 of the
                                        registrant's Registration Statement on
                                        Form S-4 as filed with the Securities
                                        and Exchange Commission on September 8,
                                        1997 (registration no. 333-35183)).

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

    (4)(f)                              First Amendment to the Credit Agreement
                                        dated as of August 5, 1998 among James
                                        Cable Partners, L.P., the lenders party
                                        thereto, NBD Bank, as documentation
                                        agent, and Canadian Imperial Bank of
                                        Commerce, as administrative agent
                                        (incorporated by reference to Exhibit
                                        4.7 of the registrant's Form 10-Q as
                                        filed with the Securities and Exchange
                                        Commission for the quarterly period
                                        ended June 30, 1998).

    (10)(d)                             1994 General Partner Incentive
                                        Compensation Agreement dated as of
                                        December 31, 1994 between the Company
                                        and the General Partner (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on
                                        Form S-4 as filed with the Securities
                                        and Exchange Commission on September 8,
                                        1997 (registration no. 333-35183)).

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

    --------------------------

    *    Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

    (3)(a)/(10)(c)   Amended and Restated Agreement of Limited Partnership of
                     the Company dated as of June 30 , 1995 (incorporated by
                     reference to Exhibit 3.1 of the registrant's Registration
                     Statement on Form S-4 as filed with the Securities and
                     Exchange Commission on September 8, 1997 (registration no.
                     333-35183)).

    (3)(b)           Certificate of Limited Partnership of the Company
                     (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8,
                     1997 (registration no. 333-35183)).

    (10)(d) 1994 General Partner Incentive Compensation Agreement dated as of December 31, 1994 between the Company and the General
                     Partner (incorporated by reference to Exhibit 10.3 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8,
                     1997 (registration no. 333-35183)).

REPORTS ON FORM 8-K:

During the fourth quarter of 1998, the Company filed a Current Report on Form 8-K dated December 10, 1998, relating to the acquisition of cable television systems from Fannon Cable TV, Inc. by the Company pursuant to an Asset Purchase Agreement dated as of June 24, 1998.

INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                                                 10-K
                                                                                                 Report
                                                                                                 page(s)
                                                                                                 -------

James Cable Partners, L.P. and Subsidiary:

   Independent Auditors' Report.............................................................     FS-1

   Consolidated balance sheets as of December 31, 1997 and 1998.............................     FS-2

   Consolidated statements of operations for each of the years ended December 31, 1996,
   1997 and 1998............................................................................     FS-3

   Consolidated statements of partners' deficit for each of the years ended December 31,
   1996, 1997 and 1998......................................................................     FS-4

   Consolidated statements of cash flows for each of the years ended December 31, 1996,
   1997 and 1998............................................................................     FS-5

   Notes to consolidated financial statements...............................................     FS-6

James Cable Finance Corp.:

   Independent Auditors' Report.............................................................     FS-15

   Balance sheets as of December 31, 1997 and 1998..........................................     FS-16

   Notes to balance sheets..................................................................     FS-17

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

INDEPENDENT AUDITORS' REPORT

To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of James Cable Partners, L.P. (a Delaware Limited Partnership) at December 31, 1997 and 1998, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of James Cable Partners, L.P. at December 31, 1997 and 1998, and the results of their operations and their cash flows for the three years in the period ended December 31, 1998 in conformity with generally accepted accounting principles.



February 12, 1999
 (March 5, 1999 as to Note 8)
Detroit, Michigan

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                    December 31,
                                                                          --------------------------------
                                                                              1997               1998
                                                                              ----               ----

                             ASSETS (NOTE 3)
Cash and cash equivalents                                                 $   9,902,842      $   1,465,193
Accounts receivable - Subscribers (net of allowance for doubtful
      accounts of $20,872 in 1997 and $43,971 in 1998)                        3,344,345          3,419,506
Prepaid expenses and other assets (Note 5)                                      213,816            140,426
Property and equipment: (Note 7)
      Cable television distribution systems and equipment                    79,248,360         87,266,805
      Land and land improvements                                                229,704            306,426
      Buildings and improvements                                                932,760          1,111,621
      Office furniture and fixtures                                           1,216,867          1,720,616
      Vehicles                                                                3,126,367          3,556,304
                                                                          -------------      -------------
           Total                                                             84,754,058         93,961,772
      Less accumulated depreciation                                         (72,086,368)       (76,026,758)
                                                                          -------------      -------------
           Total                                                             12,667,690         17,935,014
Deferred financing costs (net of accumulated amortization of $227,206
      in 1997 and $843,508 in 1998)                                           3,883,956          3,367,654
Intangible assets, net (Notes 2 and 7)                                       13,883,699         18,026,202
Deposits                                                                         15,782             13,232
                                                                          -------------      -------------
           Total assets                                                   $  43,912,130      $  44,367,227
                                                                          =============      =============

                     LIABILITIES AND PARTNERS' DEFICIT

Liabilities:
      Debt (Note 3)                                                       $ 100,000,000      $ 103,500,000
      Accounts payable                                                          245,835            306,658
      Accrued expenses (Note 5)                                               2,333,228          2,416,467
      Accrued interest on 10-3/4% Senior Notes (Note 3)                       4,031,249          4,031,249
      Unearned revenue                                                        2,987,979          3,111,739
      Subscriber deposits                                                        25,279             23,424
                                                                          -------------      -------------
           Total                                                            109,623,570        113,389,537
Commitments and contingencies (Notes 4 and 6)                                        --                 --
Partners' deficit:
      Limited Partners ("L.P.")                                             (59,500,005)       (62,650,960)
      General Partner ("G.P.")                                               (6,211,435)        (6,371,350)
                                                                          -------------      -------------
           Total                                                            (65,711,440)       (69,022,310)
                                                                          -------------      -------------
           Total liabilities and partners' deficit                        $  43,912,130      $  44,367,227
                                                                          =============      =============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                Year Ended December 31,
                                                   ------------------------------------------------
                                                       1996              1997              1998
                                                       ----              ----              ----

Revenues                                           $ 35,212,735      $ 35,777,675      $ 37,757,809
System operating expenses (excluding
      depreciation and amortization)                 16,248,981        17,399,790        19,409,691

Non-system operating expenses:
      Management fee (Note 5)                         1,806,226         1,822,417         1,904,984
      Other                                             673,994           762,304         1,054,698
                                                   ------------      ------------      ------------
           Total non-system operating expenses        2,480,220         2,584,721         2,959,682

Depreciation and amortization                         9,272,014         7,929,986         7,561,451
                                                   ------------      ------------      ------------
           Operating income                           7,211,520         7,863,178         7,826,985
Interest and other:
      Interest expense                               (8,878,285)       (9,646,679)      (11,383,449)
      Interest income                                    26,852           176,136           357,138
      Other (Note 3)                                   (254,331)         (232,845)         (111,544)
                                                   ------------      ------------      ------------
           Total interest and other                  (9,105,764)       (9,703,388)      (11,137,855)
                                                   ------------      ------------      ------------

           Loss before extraordinary items           (1,894,244)       (1,840,210)       (3,310,870)

Extraordinary loss due to debt
      refinancing (Note 3)                                    0        (3,125,012)                0
                                                   ------------      ------------      ------------

           Net loss                                $ (1,894,244)     $ (4,965,222)     $ (3,310,870)
                                                   ============      ============      ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                     Limited           General
                                    Partners           Partner            Total
                                  ------------      ------------      ------------

Balance, December 31, 1995        $(48,784,371)     $ (5,667,603)     $(54,451,974)
       Net loss                     (1,802,752)          (91,492)       (1,894,244)
                                  ------------      ------------      ------------
Balance, December 31, 1996         (50,587,123)       (5,759,095)      (56,346,218)
       Net loss                     (4,725,402)         (239,820)       (4,965,222)
       Repurchase of warrants       (4,187,480)         (212,520)       (4,400,000)
                                  ------------      ------------      ------------
Balance, December 31, 1997         (59,500,005)       (6,211,435)      (65,711,440)
       Net loss                     (3,150,955)         (159,915)       (3,310,870)
                                  ------------      ------------      ------------
Balance, December 31, 1998        $(62,650,960)     $ (6,371,350)     $(69,022,310)
                                  ============      ============      ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    Year Ended December 31,
                                                      ---------------------------------------------------
                                                           1996               1997               1998
                                                           ----               ----               ----

Cash Flows from Operating Activities:
      Net loss                                        $  (1,894,244)     $  (4,965,222)     $  (3,310,870)
      Adjustments to reconcile net loss
           to net cash from operating activities:
           Depreciation                                   3,050,080          2,932,587          3,940,390
           Amortization                                   6,221,934          4,997,399          3,621,061
           Noncash interest expense                         672,667            647,623            616,302
           Extraordinary item, net of additional
                interest                                          0          1,894,451                  0
           (Increase) decrease in assets:
                Accounts receivable                         (61,980)           (37,271)           (75,161)
                Prepaid expenses                            (72,624)             2,128             73,390
                Deposits                                     59,995              4,255              2,550
           Increase (decrease) in liabilities:
                Accounts payable                            283,987           (116,801)            60,823
                Accrued expenses                            754,434         (1,095,548)            83,239
                Accrued interest on 10-3/4%
                   Senior Notes                                   0          4,031,249                  0
                Unearned revenue                             55,253            110,950            123,760
                Subscriber deposits                          (3,392)            (2,394)            (1,855)
                                                      -------------      -------------      -------------
                   Total adjustments                     10,960,354         13,368,628          8,444,499
                                                      -------------      -------------      -------------
                   Net cash flows from
                      operating activities                9,066,110          8,403,406          5,133,629

Cash Flows used in Investing Activities:
      Purchase of Fannon Cable T.V., Inc.                                                      (7,800,000)
      Additions to property and equipment                (3,942,330)        (7,595,978)        (9,171,278)
                                                      -------------      -------------      -------------
                Net cash flows used in investing
                   activities                            (3,942,330)        (7,595,978)       (16,971,278)

Cash Flows (used in) from Financing Activities:
      Principal payments on debt                         (6,745,563)       (82,407,796)
      Proceeds from debt borrowings                                        100,000,000          3,500,000
      Deferred interest increase                            778,359
      Payments on capital lease obligation                 (111,679)           (86,441)
      Deferred financing costs                                              (4,111,162)          (100,000)
      Repurchase of warrants                                                (4,400,000)
                                                      -------------      -------------      -------------
                Net cash flows (used in) from
                   financing activities                  (6,078,883)         8,994,601          3,400,000
                                                      -------------      -------------      -------------

Net (Decrease) Increase in Cash and
      Cash Equivalents                                     (955,103)         9,802,029         (8,437,649)

Cash and Cash Equivalents, Beginning
      of Period                                           1,055,916            100,813          9,902,842
                                                      -------------      -------------      -------------

Cash and Cash Equivalents, End of
      Period                                          $     100,813      $   9,902,842      $   1,465,193
                                                      =============      =============      =============

Supplemental Disclosure of Cash Flow
      Information - Cash paid for interest
      during the period                               $   6,928,827      $   5,651,010      $  10,750,000
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

         James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of James for the sole purpose of acting as co-issuer with James of the Notes referred to below (Note 3). References to the "Company" herein are to James and Finance Corp. consolidated, or to James prior to the organization of Finance Corp., as appropriate.

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

      INTANGIBLE ASSETS consist of subscriber lists, franchise operating rights and covenants not to compete acquired in connection with acquisitions. Also included is goodwill, which is the amount by which the cost of acquisitions exceeded the fair values assigned to assets acquired. Intangible assets are amortized using the straight-line method over periods up to 40 years.

      DEFERRED FINANCING COSTS in connection with the refinancing (Note 3) are being amortized on the straight-line method over 5 years for the Credit Facility and 7 years for the Notes.

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

      IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1997, SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information" was issued. SFAS No. 131 establishes standards for the way that public business enterprises report financial and descriptive information about their reporting operating segments. The Company's adoption of SFAS No. 131 in 1998 had no impact on the accompanying financial statements because substantially all of the Company's operations are in one reportable segment, providing cable television services.

         In June 1998, SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2000. The Company does not anticipate that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

      FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Credit Facility (Note 3) approximate fair market value due to the short-term maturities of these instruments.

         The estimated fair value of the Company's Notes (Note 3) have been determined using available market information. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. The fair value of the Notes was estimated using quoted market prices (in millions).

                        December 31, 1997       December 31, 1998
                      -------------------      ------------------
                      Carrying     Fair        Carrying     Fair
                       Amount      Value        Amount      Value
                       ------      -----        ------      -----

      The Notes        $100.0      $105.5       $100.0      $105.0

2.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                             1997               1998

      Franchise operating rights        $  60,292,548      $  60,292,548
      Subscriber lists                     13,631,000         13,631,000
      Covenants not to compete             13,622,318         13,928,200
      Goodwill                             10,635,327         18,093,009
      Organization costs                    1,248,020          1,248,020
                                        -------------      -------------
                 Total                     99,429,213        107,192,777
      Less accumulated amortization       (85,545,514)       (89,166,575)
                                        -------------      -------------

      Total                             $  13,883,699      $  18,026,202
                                        =============      =============

3.    DEBT

      Debt consists of the following:

                                                     1997             1998

      10-3/4% Series B Senior Notes due 2004     $100,000,000     $100,000,000
      Bank Credit Facility                                --         3,500,000
                                                 ------------     ------------

      Total                                      $100,000,000     $103,500,000
                                                 ============     ============

      THE NOTES - The Company has outstanding an aggregate principal amount of $100,000,000 of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

      There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

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

      THE CREDIT FACILITY - The Company has a Credit Facility with Canadian Imperial Bank of Commerce, an affiliate of CIBC Wood Gundy Securities Corp., and NBD Bank, an affiliate of

      First Chicago Capital Markets, Inc., acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The Credit Facility matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.50 to 1. As of December 31, 1998, this covenant limited the Company's maximum borrowings thereunder to approximately $12 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. The interest rate of the Credit Facility is based on Prime or one to six month LIBOR rates plus a certain percentage based on provisions related to debt to earnings ratios and events of default, as defined. At December 31, 1998 the Company had $3.5 million in borrowings under the Credit Facility.

         The Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and
      (c) maintain the total debt ratio described above. The Company is in compliance with each of these covenants.

      EXTRAORDINARY LOSS - In connection with the prepayment of the prior bank credit facility and the subordinated notes, the Company realized an extraordinary loss as follows:

             Write-off of deferred financing costs     $1,894,451
             Additional interest                       $1,230,561
                                                       ----------

             Total extraordinary loss                  $3,125,012
                                                       ==========

         In addition, the Company has paid administrative and other fees to the debtholders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 1996, 1997 and 1998 were $278,031, $234,446 and $113,297, respectively.

         In 1994, the Company incurred capital lease obligations of $291,746 related to various vehicles. The agreements have been capitalized in accordance with the provisions of SFAS No. 13, "Accounting for Leases." Total depreciation expense in the years ended December 31, 1996 and 1997 related to this capital lease obligation was $56,013 and $33,610, respectively.

4.    COMMITMENTS AND CONTINGENCIES

         The Company leases office space under operating leases which expire at varying dates through 2000. Total rental expense, including month-to-month rentals, was approximately $78,519, $80,353 and $90,897 for the years ended December 31, 1996, 1997 and 1998, respectively.

         The Company is committed to monthly pole rentals of $52,708 as of December 31, 1998, to various utilities and cities. These agreements are subject to termination rights by both parties.

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

5.    RELATED PARTY TRANSACTIONS

         The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber. Management fees paid by the Company to the general partner amounted to $1,806,226, $1,822,417 and $1,904,984 in the years ended December 31, 1996, 1997 and 1998, respectively.

         Included in prepaid expenses and other assets are amounts receivable from related parties which total $16,017 and $13,757 for the years ended December 31, 1997 and 1998, respectively.

         Included in accrued expenses are amounts payable to related parties which total $4,930 and $13,029 for the years ended December 31, 1997 and 1998, respectively.

6.    REGULATORY MATTERS

         The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the Federal Communications Commission ("FCC") and by local franchising authorities). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. Critics of the cable television industry continue to seek to maintain or even tighten cable rate regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

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

         Substantially all of the Company's rates are currently under the $1.24 per channel level, and the Company believes that all of its rates in excess of the $1.24 per channel level are reasonable using the formula described above. However, FCC rules permit local franchise authorities to review basic service rates, and under certain circumstances, challenge CPST rates at the FCC. An adverse ruling in any such proceeding could require the Company to reduce its rates and pay refunds. A reduction in the rates it charges for regulated services or the requirement that it pay refunds could have a material adverse effect on the Company. Once the maximum permitted rate allowed by FCC rules is being charged by the Company in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. The 1996 Telecommunications Act provides for regulation of the CPST to expire for all cable systems on March 31, 1999. However, certain critics of the cable television industry have called for the delay of this regulatory sunset and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

         In addition, certain provisions of the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") could in the future have a material adverse effect on the Company's business. In particular, the 1992 Cable Act conveyed to broadcasters the right generally to elect either to require (i) the local cable operator to carry their signal or (ii) that such operator obtain the broadcaster's consent before doing so. To date, compliance with these provisions has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In this regard, a rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

7.    ACQUISITION OF CABLE SYSTEM

         On December 10, 1998, pursuant to an Asset Purchase Agreement dated as of June 24, 1998, the Company purchased the Cable Systems (as described below) of Fannon Cable T.V., Inc. ("Fannon") for $7.65 million in cash. A portion of the purchase price was funded with a $3.5 million draw against James' existing $30 million revolving bank line of credit (Note 3). The remaining $4.15 million of the purchase price was funded with cash-on-hand.

         The acquired cable television systems (individually a "Cable System" and collectively the "Cable Systems") serve the communities of New Tazewell, Tazewell, Harrogate and Cumberland Gap and certain unincorporated portions of Claiborne County in the State of Tennessee.

         Included in the assets purchased were all necessary franchises, the rights to receive and distribute cable television signals to subscribers and all of the equipment and other personal and real property necessary for this reception and distribution of cable television signals to such communities. James intends to continue to use the assets in the same manner and for the same purpose as Fannon.

         The purchase price of $7.65 million, plus a commission of $150,000 paid to a broker, has been allocated among the following assets based on their estimated fair values and are being depreciated or amortized over the following lives:

                                         PURCHASE        DEPRECIATION /
                  ASSET                PRICE ALLOC.    AMORTIZATION LIFE

         Land                          $     7,953             n/a
         Vehicles                           28,483          5 Yrs.
         Non-Compete Agreement             305,882          5 Yrs.
         Goodwill                        7,457,682         40 Yrs.
                                       -----------
             Total                     $ 7,800,000
                                       ===========

         The Company's statement of operations for the year ended December 31, 1998 reflects the operations of the Cable Systems for the period from December 11 through 31, 1998. The following table summarizes the pro forma financial information of the Company for the years ended December 31, 1997 and 1998 as if the acquisition of Fannon had occurred on January 1, 1997 (unaudited):

                                               1997          1998
                                               ----          ----
                                                 (in thousands)

         Revenues                            $ 37,568      $ 39,447

         Loss before Extraordinary item        (1,629)       (3,134)

         Net loss                              (4,754)       (3,134)

         This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred as of January 1, 1997, nor does it purport to represent the results of the Company for future periods.

8.    SUBSEQUENT EVENTS AND SALES OF CABLE SYSTEMS

         On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provides service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia ("Monroe County"), the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company has filed a motion with the court to recover its legal costs related to Forsyth's counterclaim. A hearing on this motion is pending. The court has not yet ruled on the Company's request, under the Georgia Open Records Act, for disclosure of the documents relating to the City's proposed project.

         On February 2, 1999 the Company and Forsyth entered into an Asset Purchase Agreement (the "Agreement"), pursuant to which the Company has agreed to sell its cable television system which serves the City of Forsyth and surrounding Monroe County to Forsyth for approximately $2.3 million in cash. Consummation of the transactions contemplated by the Agreement, which is expected to occur on or about March 31, 1999, is subject to certain conditions. If the transactions contemplated in the Agreement are consummated, all litigation related to the matter will be dismissed through the exchange of mutual releases.

         On July 31, 1998, the Company and Rapid Communications Partners, L.P. ("Rapid") entered into an Asset Purchase Agreement (the "Purchase Agreement"), pursuant to which the Company agreed to sell a portion of its cable television systems in Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County, Tennessee to Rapid for $14.7 million in cash. The transactions contemplated by the Purchase Agreement were consummated on March 5, 1999.

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

We have audited the accompanying balance sheets of James Cable Finance Corp. (a wholly-owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) ("Finance Corp.") at December 31, 1997 and 1998. These balance sheets are the responsibility of the management of Finance Corp. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such balance sheets present fairly, in all material respects, the financial position of James Cable Finance Corp. at December 31, 1997 and 1998 in conformity with generally accepted accounting principles.



February 12, 1999
Detroit, Michigan

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                                DECEMBER 31,
                                                                                              1997       1998
                                                                                              ----       ----
                                     ASSETS
Cash and cash equivalents                                                                    $1,000     $1,000
                                                                                             ======     ======

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock, no par value  (1,000 shares issued and outstanding)     $1,000     $1,000
                                                                                             ======     ======


                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                             NOTES TO BALANCE SHEETS

1.       ORGANIZATION

         James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with the James of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and does not have (and is not expected to have) any material operations.

2.       STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

         Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 1998, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

                             JAMES CABLE PARTNERS, L.P.

                             By: James Communications Partners
                                 General Partner

                             By: Jamesco, Inc.
                                 Partner

                             By:  /s/ William R. James
                                  --------------------
                                 William R. James
                                 President

                                 Date: March 30, 1999


Signature                    Title                                    Date
---------                    -----                                    ----

                             Person performing functions similar to
 /s/ William R. James        a director and a principal executive     March 30, 1999
--------------------         officer
William R. James

                             Person performing functions similar to
 /s/ C. Timothy Trenary      a director                               March 30, 1999
----------------------
C. Timothy Trenary

                             Person performing functions similar to   March 30, 1999
 /s/ Daniel K. Shoemaker     a director, a principal financial
------------------------     officer, and a principal accounting
Daniel K. Shoemaker          officer


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

                             James Cable Finance Corp.




                             By:  /s/ William R. James
                                 ---------------------
                                 William R. James
                                 President

                                 Date: March 30, 1999


Signature                    Title                              Date
---------                    -----                              ----
 /s/ William R. James        Director; President (principal     March 30, 1999
---------------------        executive officer)
William R. James

 /s/ C. Timothy Trenary      Director; Vice President           March 30, 1999
-----------------------
C. Timothy Trenary

 /s/ Daniel K. Shoemaker     Director; Treasurer (principal     March 30, 1999
------------------------     financial officer and principal
Daniel K. Shoemaker          accounting officer)


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

                                  EXHIBIT INDEX

    EXHIBIT NUMBER           EXHIBIT DESCRIPTION

    12                       Statement re computation of ratios

    24                       Powers of Attorney

    27                       Financial Data Schedule