Form 10-Q
period 1999-03-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1999-05-14
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
                                   (Mark One)


    [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1999

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                             [X]          [ ]
                                             Yes          No

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 14, 1999: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                               TABLE OF CONTENTS

                                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.           Consolidated  Financial Statements of James Cable
                           Partners,  L.P. and  Subsidiary                                        3
                           Notes to Consolidated Financial Statements                             7
                           Balance Sheets of James Cable Finance Corp.                            10
                           Notes to Balance Sheets                                                11

         Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                  12
         Item 3.           Quantitative and Qualitative Disclosures About Market
                           Risk                                                                   18
PART II. OTHER INFORMATION
         Item 1.           Legal Proceedings                                                      18
         Item 4.           Submission of Matters to a Vote of Security Holders                    19
         Item 6.           Exhibits and Reports on Form 8-K                                       20


PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                                 March 31,            December 31,
                                                                                   1999                   1998
                                                                           -------------------    -------------------
                                                                                (Unaudited)
                                     ASSETS
Cash & Cash Equivalents                                                    $        10,237,124    $         1,465,193
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $8,198 in 1999 and $43,971 in 1998)                       3,108,433              3,419,506
Prepaid Expenses & Other                                                               443,683                140,426
Property & Equipment:
      Cable television distribution systems and equipment                           77,099,342             87,266,805
      Land and land improvements                                                       306,426                306,426
      Buildings and improvements                                                     1,111,621              1,111,621
      Office furniture & fixtures                                                    1,720,616              1,720,616
      Vehicles                                                                       3,556,304              3,556,304
                                                                           -------------------    -------------------
           Total                                                                    83,794,309             93,961,772
      Less accumulated depreciation                                                (66,335,387)           (76,026,758)
                                                                           -------------------    -------------------
           Total                                                                    17,458,922             17,935,014
Deferred Financing Costs (Net of accumulated amortization of
      $1,001,230 in 1999 and $843,508 in 1998)                                       3,209,932              3,367,654
Intangible Assets, Net                                                              17,706,110             18,026,202
Deposits                                                                                 9,832                 13,232
                                                                           -------------------    -------------------

Total Assets                                                               $        52,174,036    $        44,367,227
                                                                           ===================    ===================

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                                 $       100,000,000    $       103,500,000
      Accounts payable                                                                     220                306,658
      Accrued expenses                                                               2,081,085              2,416,467
      Accrued interest on 10-3/4% Senior Notes                                       1,343,749              4,031,249
      Unearned revenue                                                               2,860,800              3,111,739
      Subscriber deposits                                                               22,777                 23,424
                                                                           -------------------    -------------------
           Total                                                                   106,308,631            113,389,537
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                             (47,868,711)           (62,650,960)
      General partner                                                               (6,265,884)            (6,371,350)
                                                                           -------------------    -------------------
           Total                                                                   (54,134,595)           (69,022,310)
                                                                           -------------------    -------------------

Total Liabilities & Partners' Deficit                                      $        52,174,036    $        44,367,227
                                                                           ===================    ===================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Operations

                                                      For the Three        For the Three
                                                       Months Ended         Months Ended
                                                        March 31,            March 31,
                                                           1999                 1998
                                                     -----------------    -----------------
                                                                  (Unaudited)
Revenues                                           $        9,810,688   $        9,278,973
System Operating Expenses (Excluding
      Depreciation and Amortization)                        5,186,050            4,592,364
Non-System Operating Expenses:
      Management fee                                          499,857              465,738
      Other                                                   290,117              310,567
                                                   ------------------   ------------------
      Total non-system operating
           expenses                                           789,974              776,305
Depreciation and Amortization                               1,901,073            1,760,337
                                                   ------------------   ------------------
Operating Income                                            1,933,591            2,149,967
Interest and Other:
      Interest expense                                     (2,917,910)          (2,838,972)
      Interest income                                           9,745              102,372
      Other                                                   (24,880)             (28,125)
                                                   ------------------   ------------------
           Total interest and other                        (2,933,045)          (2,764,725)
                                                   ------------------   ------------------

Loss before non-recurring items                              (999,454)            (614,758)

Non-recurring gains on sales of cable
      systems (Note 3)                                     15,887,169                    0
                                                   ------------------   ------------------

Net income (loss)                                  $       14,887,715   $         (614,758)
                                                   ==================   ==================

                     See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  Consolidated Statements of Partners' Deficit

                                                                     Limited               General
                                                                    Partners               Partner                Total
                                                                ------------------    ------------------    ------------------
Balance, December 31, 1998                                   $        (62,650,960)  $        (6,371,350)  $       (69,022,310)
      Net income (unaudited)                                           14,782,249               105,466            14,887,715
                                                             --------------------   --------------------  -------------------

Balance, March 31, 1999 (unaudited)                          $        (47,868,711)  $        (6,265,884)  $       (54,134,595)
                                                             ====================   ====================  ===================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                         For the Three        For the Three
                                                                          Months Ended         Months Ended
                                                                            March 31,           March 31,
                                                                              1999                 1998
                                                                        ------------------  -------------------
                                                                                     (Unaudited)
Cash Flows from Operating Activities:
      Net income (loss)                                              $         14,887,715   $         (614,758)
      Adjustments to reconcile net income (loss) to net cash
           flow used in operating activities:
           Depreciation                                                         1,165,981              775,183
           Amortization                                                           735,092              985,154
           Noncash interest expense                                               157,722              151,472
           Non-recurring gains on sales of cable systems                      (15,887,169)                   0
      Decrease (Increase) in assets:
           Accounts receivable                                                    311,073               (9,142)
           Prepaid expenses                                                      (303,257)             108,474
           Deposits                                                                 3,400               (1,600)
      (Decrease) Increase in liabilities:
           Accounts payable                                                      (306,438)            (172,838)
           Accrued expenses                                                      (335,383)            (358,000)
           Accrued interest on 10-3/4% Senior Notes                            (2,687,500)          (2,687,500)
           Unearned revenue                                                      (250,939)              56,981
           Subscriber deposits                                                       (647)                (475)
                                                                     --------------------   ------------------
                Total adjustments                                             (17,398,065)          (1,152,291)
                                                                        -----------------   ------------------
                Cash flows used in operating activities                        (2,510,350)          (1,767,049)
Cash Flows from (used in) Investing Activities:
      Additions to property and equipment                                      (1,555,719)          (1,508,218)
      Increase in intangible assets                                              (415,000)                   0
      Net proceeds from sales of systems                                       16,753,000                    0
                                                                        -----------------   ------------------
                Cash flows from (used in) investing activities                 14,782,281           (1,508,218)
Cash Flows used in Financing Activities:
      Principal payments on debt                                               (3,500,000)                   0
                                                                        -----------------   ------------------
                Cash flows used in financing activities                        (3,500,000)                   0
                                                                        -----------------   ------------------
Net Increase (Decrease) in Cash and Cash Equivalents                            8,771,931           (3,275,267)
Cash and Cash Equivalents, Beginning of Period                                  1,465,193            9,902,842
                                                                        -----------------   ------------------
Cash and Cash Equivalents, End of Period                             $         10,237,124   $        6,627,575
                                                                        =================   ==================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period                       $          5,464,835 $          5,375,000
                                                                        ==================  ===================

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

        UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 1998 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1998 included in the Company's 1998 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year.

        IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

       Substantially all of the Company's rates are currently under the $1.24 per channel level, and the Company believes that all of its rates in excess of the $1.24 per channel level are reasonable using the formula described above. However, FCC rules permit local franchise authorities to review basic service rates and the provision of cable television related equipment. An adverse ruling in any such proceeding could require the Company to reduce its rates and pay refunds. A reduction in the rates it charges for regulated services or the requirement that it pay refunds could have a material adverse effect on the Company. Once the maximum permitted rate allowed by FCC rules is being charged by the Company in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. The 1996 Telecommunications Act terminated rate regulation of the CPST for all cable systems on March 31, 1999.

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

(3)      SALES OF CABLE SYSTEMS

         On March 5, 1999, pursuant to an Asset Purchase Agreement dated as of July 31, 1998, the Company sold its cable television systems, serving approximately 9,500 subscribers, in Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County, Tennessee to Rapid Communications, L.P. for $14.7 million in cash.

         On March 31, 1999, pursuant to an Asset Purchase Agreement dated as of February 2, 1999, the Company sold its cable television systems, serving approximately 1,700 subscribers, in Forsyth and Monroe County, Georgia to the City of Forsyth for $2.3 million in cash.

         The net gains on the above sales are calculated as follows:

                         Tennessee           Forsyth             Totals
                         ---------           -------             ------
Net sale proceeds        $14,453,000         $2,300,000          $16,753,000
Basis of assets sold         569,083            296,748              865,831
                         ---------------------------------------------------
Gain of sale             $13,883,917         $2,003,252          $15,887,169
                         ===================================================

                            JAMES CABLE FINANCE CORP.
           (A wholly owned subsidiary of James Cable Partners, L.P.,
                        a Delaware Limited Partnership)

                                 BALANCE SHEETS

                                                                                 March 31,         December 31,
                                                                                    1999               1998
                                                                              -----------------  -----------------
                                                                                (Unaudited)
                                     ASSETS
Cash and cash equivalents                                                           $1,000           $1,000
                                                                                    ======           ======

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)           $1,000           $1,000
                                                                                    ======           ======

                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
           (A wholly owned subsidiary of James Cable Partners, L.P.,
                         a Delaware Limited Partnership)

                     NOTES TO THE BALANCE SHEETS (UNAUDITED)

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

(2)      STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

       Since there were no operations in the Finance Corp. from the date of inception through March 31, 1999, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Other revenues are derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 1999, the Company had 74,305 basic subscribers and 22,780 premium subscriptions, representing basic penetration of 60.1% and premium penetration of 30.7% as compared to December 31, 1998 at which time the Company had 84,755 basic subscribers and 26,413 premium subscriptions which represented basic penetration of 61.4% and premium penetration of 31.2%. The decrease in the basic subscribers is due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems") which were partially offset by the acquisition of Fannon Cable T.V., Inc.

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

       Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include most legal, audit and tax fees, an incentive bonus accrual for the General Managers of the Company's systems and amounts paid to its general partner for management expenses.

LIQUIDITY AND CAPITAL RESOURCES

       General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations which for the Company includes both day-to-day operating costs (e.g. programming fees, salaries and marketing) and capital costs associated with cable system upgrades, and other capital projects, which allow the Company to remain competitive. In order to provide enough cash to meet these requirements, the Company relies on operating revenues (e.g. monthly fees paid by subscribers for basic and pay services) and the debt financing discussed below. The Company continuously monitors available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for investment opportunities.

       Cash Flows used in Operating Activities. Net cash used in operating activities was $2.5 million for the three months ended March 31, 1999 as compared to $1.8 million for the three months ended March 31, 1998.

       Cash Flows from / used in Investing Activities. Net cash from investing activities was $14.8 million for the three months ended March 31, 1999 as compared to net cash used in investing activities of $1.5 million for the three months ended March 31, 1998. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999 (See "Sales of Cable Systems").

       Cash Flows from / used in Financing Activities. Cash flows used in financing activities for the three months ended March 31, 1999 amounted to $3.5 million of principal payments on debt. There were no cash flows from or used in financing activities for the three months ended March 31, 1998.

       The Notes. The Company has outstanding an aggregate principal amount of $100 million of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

      There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

       The Credit Facility. The Company has a Credit Facility with Canadian Imperial Bank of Commerce, an affiliate of CIBC Wood Gundy Securities Corp., and NBD Bank, an affiliate of First Chicago Capital Markets, Inc., acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of March 31, 1999, this covenant limited the Company's maximum borrowings thereunder to approximately $15 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. There was no indebtedness outstanding under the Credit Facility at March 31, 1999.

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

       At March 31, 1999, the Company's total indebtedness was $100.0 million, its total assets were $52.2 million and its partners' deficit was $54.1 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Notes.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                        For the three Months Ended March 31,
                                             1999                   1998
                                             ----                   ----
                                     Amount          %         Amount       %
                                     ------          -         ------       -
                                                (Dollars in thousands)
Revenues                           $    9,811      100.0   %     9,279     100.0 %
System operating expenses               5,186       52.9         4,592      49.5
Non-System operating expenses             790        8.0           776       8.3
Depreciation and amortization           1,901       19.4         1,761      19.0
                                   ----------   --------      --------   -------
Operating income                        1,934       19.7         2,150      23.2
Interest expense, net                   2,908       29.6         2,737      29.5
Other expenses                             25        0.3            28       0.3
                                   ----------   --------      --------   -------
Loss before non-recurring items          (999)     (10.2)         (615)     (6.6)
Non-recurring gains on sales
 of cable systems                      15,887      161.9             0       0.0
                                   ----------   --------      --------   -------
Net income (loss)                  $   14,888      151.7   %      (615)     (6.6)%
                                   ==========   ========      ========   =======

EBITDA(1)                          $    3,835       39.1   %     3,910      42.1 %


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


THREE MONTHS ENDED MARCH 31, 1999 COMPARED TO THREE MONTHS ENDED MARCH 31, 1998

      Revenues. Revenues for the three months ended March 31, 1999 increased by $500,000, or 5.7%, to $9.8 million from $9.3 million for the three months ended March 31, 1998. Average monthly total revenues per subscriber for the three months ending March 31, 1999 were $40.22, as compared to $39.43 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1998 as well as the acquisition of the assets of Fannon Cable T.V., Inc. in December 1998.

      Subscribers. At March 31, 1999 the Company had 74,305 subscribers which represents a decrease of 4,622 from the 78,927 subscribers at March 31, 1998. This decrease is due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems"), which accounted for 11,262 of the March 31, 1998 subscribers, as partially offset by the acquisition of Fannon Cable T.V., Inc., which accounted for 6,579 of the March 31, 1999 subscribers. Thus, without the sales and acquisition, the Company's subscriber base would have remained fairly constant from March 31, 1998 to March 31, 1999.

      System Operating Expenses. System operating expenses for the three months ended March 31, 1999 were $5.2 million, an increase of $600,000, or 12.9%, over the three months ended March 31, 1998. As a percentage of revenues, system operating expenses increased 3.4% from 49.5% in 1998 to 52.9% in 1999. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses remained constant at $800,000 for the three months ended March 31, 1998 and for the three months ended March 31, 1999.

      EBITDA. As a result of the foregoing, EBITDA decreased from $3.9 million for the three months ended March 31, 1998 to $3.8 million for the three months ended March 31, 1999.

      Depreciation and Amortization. Depreciation and amortization increased $100,000, or 8.0%, from $1.8 million for the three months ended March 31, 1998 to $1.9 million for the three months ended March 31, 1999. This increase in primarily the result of capital expenditures made as a part of the Company's ongoing selective upgrade program.

      Interest Expense, Net. Interest expense, net increased $200,000, or 6.3%, from $2.7 million for the three months ended March 31, 1998 to $2.9 million for the three months ended March 31, 1999. This increase is primarily the result of $100,000 in interest the Company paid on borrowings against its credit facility during the quarter ended March 31, 1999. The Company did not have any borrowings outstanding on its credit facility during the quarter ended March 31, 1998. Also, the Company's interest revenue decreased by $100,000 from 1998 to 1999.

      Loss before Non-recurring Items. As a result of the foregoing factors, the Company's loss before non-recurring items increased by $400,000 from $600,000 for the three months ended March 31, 1998 to $1.0 million for the three months ended March 31, 1999.

     Net income / (loss). During the three months ended March 31, 1999, the Company realized $15.9 million in non-recurring gains on the sales of its Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems"), which then resulted in net income of $14.9 million as compared to a net loss of $600,000 for the three months ended March 31, 1998.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2000. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

YEAR 2000 COMPLIANCE

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

SALES OF CABLE SYSTEMS

     On March 5, 1999, pursuant to an Asset Purchase Agreement dated as of July 31, 1998, the Company sold its cable television systems, serving approximately 9,500 subscribers, in Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County, Tennessee to Rapid Communications, L.P. for $14.7 million in cash.

     On March 31, 1999, pursuant to an Asset Purchase Agreement dated as of February 2, 1999, the Company sold its cable television systems, serving approximately 1,700 subscribers, in Forsyth and Monroe County, Georgia to the City of Forsyth for $2.3 million in cash.

     The net gains on the above sales are calculated as follows:


                                    Tennessee        Forsyth            Totals
                                   -----------      -----------      -----------
Net sale proceeds                  $14,453,000      $ 2,300,000      $16,753,000
Basis of assets sold                   569,083          296,748          865,831
                                   ---------------------------------------------


Gain on sale                       $13,883,917      $ 2,003,252      $15,887,169
                                   =============================================



     The total proceeds of $17.0 million received on these two sales, less $247,000 of brokerage fees, will be used, as permitted in the Indenture to the Notes (See "Part II. Other Information - Item 6 (a). Exhibits - Exhibit
(4)(a)"), to (i) repay borrowings under the Company's Credit Facility and (ii) fund the Company's future capital expenditures.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosures are required with respect to this item because the Company did not hold, either during the three months ended March 31, 1999 and 1998, or at March 31, 1999 and December 31, 1998, any market risk sensitive instruments.


PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     On October 7, 1997, the City Council of Forsyth, Georgia ("Forsyth"), a community in which the Company provided service, voted to spend $2.7 million to build a broadband telecommunications plant in competition with the Company. On December 2, 1997, Forsyth passed a resolution to sell $3 million in revenue bonds to finance the proposed project. In order to protect its customer base in Forsyth and surrounding Monroe County, Georgia, the Company sued Forsyth under the Georgia Open Records Act to force the public disclosure of various documents concerning, among other things, the feasibility and risk of Forsyth's proposed project. Forsyth responded by counterclaiming to preliminarily enjoin the Company from seeking further information under the Georgia Open Records Act and from making further statements to the public concerning Forsyth's proposed project. At a hearing before the Superior Court for Monroe County on January 27, 1998, the court denied Forsyth's motion for preliminary injunction. After the Company moved to have Forsyth's counterclaim dismissed, Forsyth voluntarily dismissed its counterclaim. The Company then filed a motion with the court to recover its legal costs related to Forsyth's counterclaim.

     On February 2, 1999 the Company and Forsyth entered into an Asset Purchase Agreement pursuant to which the Company agreed to sell its cable television system which serves Forsyth, and surrounding Monroe County, to Forsyth for $2.3 million in cash. The transactions contemplated by this agreement, which included an exchange of mutual releases, were consummated on March 31, 1999, and as a result, all of the litigation discussed above was dismissed.


Item 4.  Submission of Matters to a Vote of Security Holders

     There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the first quarter of 1999.

Item 6.

     (a)   Exhibits.

EXHIBIT NO.                DESCRIPTION
-----------                -----------

    2.1    --       Asset Purchase Agreement by and between James Cable
                    Partners, L.P., a Delaware Limited Partnership, and Rapid
                    Communications Partners, L.P., a Colorado Limited
                    Partnership, dated as of July 31, 1998***

    3.1    --       Amended and Restated Agreement of Limited Partnership of
                    James Cable Partners, L.P. dated as of June 30, 1995*

    3.2    --       Certificate of Limited Partnership of James Cable Partners,
                    L.P.*

    3.3    --       Articles of Incorporation of James Cable Finance Corp.*

    3.4    --       Bylaws of James Cable Finance Corp.*

    4.1    --       Indenture dated as of August 15, 1997 among James Cable
                    Partners, L.P., James Cable Finance Corp., and United States
                    Trust Company of New York, as Trustee*

    4.3    --       Credit Agreement dated as of August 15, 1997 among James
                    Cable Partners, L.P., the lenders party thereto, NBD Bank as documentation agent and Canadian Imperial Bank of Commerce as co-agent*

    4.4    --       Company Security Agreement dated as of August 15, 1997
                    between James Cable Partners, L.P. and NBD Bank as documentation agent*

    4.5    --       Guaranty Agreement dated as of August 15, 1997 by James
                    Cable Finance Corp. in favor of the Lenders and Agents named therein*

    4.6    --       Guarantor Security Agreement dated as of August 15, 1997
                    between James Cable Finance Corp. and NBD Bank as documentation agent*

    4.7    --       First Amendment to the Credit Agreement dated as of August
                    5, 1998 among James Cable Partners, L.P., the lenders party thereto, NBD Bank, as documentation agent, and Canadian
                    Imperial Bank of Commerce, as administrative agent**

    27.1   --       Financial Data Schedule****

---------------------------
* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

** Incorporated by reference to Exhibit 4.7 of the registrant's Form 10-Q as filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1998.

*** Incorporated by reference to Exhibit 2.1 of the registrant's Form 8-K as filed with the Securities and Exchange Commission on March 19, 1999.

**** Filed herewith.


(b)  Reports on Form 8-K

     The Company filed a Current Report on Form 8-K dated March 5, 1999, relating to the sale of its Tennessee cable systems to Rapid Communications Partners, L.P. pursuant to an Asset Purchase Agreement dated as of July 31, 1998.

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


                                JAMES CABLE PARTNERS, L.P.

                                By: James Communications Partners
                                General Partner

                                By:  Jamesco, Inc.
                                Partner

Date:  May 14, 1999             By:  /s/  William R. James
                                     ---------------------------------
                                         William R. James
                                         President

                                By:  James Communications Partners
                                General Partner

                                By:  DKS Holdings, Inc.
                                Partner

Date:  May 14, 1999             By:  /s/ Daniel K. Shoemaker
                                     -------------------------------
                                         Daniel K. Shoemaker
                                         President (Principal financial
                                         officer and chief accounting officer)

                                Date:    May 14, 1999


                                JAMES CABLE FINANCE CORP.


Date:  May 14, 1999             By:  /s/ William R. James
                                     ---------------------------------
                                         William R. James
                                         President

Date:  May 14, 1999             By:  /s/ Daniel K. Shoemaker
                                     -------------------------------
                                         Daniel K. Shoemaker
                                         Treasurer (Principal financial
                                         officer and chief accounting officer)

                                 Exhibit Index
                                 -------------


Exhibit No.                Description
-----------                -----------
    27.1                   Financial Data Schedule