Form 10-Q
period 1999-06-30
JAMES CABLE PARTNERS LP /DE/
filed 1999-08-04
CIK 926285

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1999

                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from               to
                                        --------------   ---------------


               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                            JAMES CABLE FINANCE CORP.
          (Exact name of each Registrant as specified in its charter)

                   Delaware                                38-2778219
                   Michigan                                38-3182724
    (State or Other Jurisdiction of              (I.R.S. Employer Identification
      Incorporation or Organization                  No. of each Registrant)
          of each Registrant)

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


Number of shares of common stock of James Cable Finance Corp. outstanding as of August 4, 1999: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                                           PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.     Consolidated Financial Statements of James Cable Partners,
                     L.P. and  Subsidiary                                                      3
                     Notes to Consolidated Financial Statements                                7
                     Balance Sheets of James Cable Finance Corp.                              10
                     Notes to Balance Sheets                                                  11

         Item 2.     Management's  Discussion and Analysis of Financial
                     Condition and  Results of Operations                                     12
         Item 3.     Quantitative and Qualitative Disclosures About Market Risk               19

PART II. OTHER INFORMATION
         Item 1.     Legal Proceedings                                                        20
         Item 6.     Exhibits and Reports on Form 8-K                                         21

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,             December 31,
                                                                                    1999                   1998
                                                                             -----------------      -----------------
                                                                                (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                                         $ 11,773,348          $  1,465,193
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $14,487 in 1999 and $43,971 in 1998)                    3,333,214             3,419,506
Prepaid Expenses & Other                                                             310,980               140,426
Property & Equipment:
      Cable television distribution systems and equipment                         79,381,221            87,266,805
      Land and land improvements                                                     306,426               306,426
      Buildings and improvements                                                   1,111,621             1,111,621
      Office furniture & fixtures                                                  1,720,616             1,720,616
      Vehicles                                                                     3,556,304             3,556,304
                                                                                ------------          ------------
           Total                                                                  86,076,188            93,961,772
      Less accumulated depreciation                                              (67,475,018)          (76,026,758)
                                                                                ------------          ------------
           Total                                                                  18,601,170            17,935,014
Deferred Financing Costs (Net of accumulated amortization of
      $1,158,952 in 1999 and $843,508 in 1998)                                     3,052,210             3,367,654
Intangible Assets, Net                                                            17,044,697            18,026,202
Deposits                                                                              10,332                13,232
                                                                                ------------          ------------

Total Assets                                                                    $ 54,125,951          $ 44,367,227
                                                                                ============          ============

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                                      $100,000,000          $103,500,000
      Accounts payable                                                                61,127               306,658
      Accrued expenses                                                             2,359,955             2,416,467
      Accrued interest on 10-3/4% Senior Notes                                     4,031,249             4,031,249
      Unearned revenue                                                             2,962,786             3,111,739
      Subscriber deposits                                                             22,505                23,424
                                                                                ------------          ------------
           Total                                                                 109,437,622           113,389,537
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                           (48,989,244)          (62,650,960)
      General partner                                                             (6,322,427)           (6,371,350)
                                                                                ------------          ------------
           Total                                                                 (55,311,671)          (69,022,310)
                                                                                ------------          ------------

Total Liabilities & Partners' Deficit                                           $ 54,125,951          $ 44,367,227
                                                                                ============          ============



                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three     For the Three       For the Six      For the Six
                                                    Months Ended     Months Ended       Months Ended      Months Ended
                                                      June 30,         June 30,           June 30,          June 30,
                                                        1999            1998                1999              1998
                                                   -------------     -------------      ------------      ------------
                                                                                (Unaudited)
Revenues                                           $ 9,125,854       $ 9,447,808        $ 18,936,542      $18,726,780
System Operating Expenses (Excluding
      Depreciation and Amortization)                 4,996,503         4,703,402          10,182,553        9,295,765
Non-System Operating Expenses:
      Management fee                                   458,192           474,747             958,049          940,485
      Other                                            187,203           226,152             477,320          536,719
      Total non-system operating                   -----------       -----------        ------------      -----------
           expenses                                    645,395           700,899           1,435,369        1,477,204
Depreciation and Amortization                        1,811,044         1,809,928           3,712,117        3,570,265
                                                   -----------       -----------        ------------      -----------
Operating Income                                     1,672,912         2,233,579           3,606,503        4,383,546
Interest and Other:
      Interest expense                              (2,845,222)       (2,838,972)         (5,763,132)      (5,677,944)
      Interest income                                   31,172           103,949              40,917          206,321
      Other                                            (35,938)          (28,438)            (60,818)         (56,563)
                                                   -----------       -----------        ------------      -----------
           Total interest and other                 (2,849,988)       (2,763,461)         (5,783,033)      (5,528,186)
                                                   -----------       -----------        ------------      -----------

Loss before non-recurring items                     (1,177,076)        (529,882)          (2,176,530)      (1,144,640)
Non-recurring gains on sales of cable
      systems (Note 3)                                       0                0           15,887,169                0
                                                   -----------       ----------         ------------      -----------

Net (Loss) Income                                  $(1,177,076)      $ (529,882)        $ 13,710,639      $(1,144,640)
                                                   ===========       ==========         ============      ===========



                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT



                                                                     Limited               General
                                                                    Partners               Partner                Total
                                                                ------------------    ------------------    ------------------
Balance, December 31, 1998                                         $(62,650,960)         $(6,371,350)         $(69,022,310)
      Net income (unaudited)                                         13,661,716               48,923            13,710,639
                                                                   ------------          -----------          ------------

Balance, June 30, 1999 (unaudited)                                 $(48,989,244)         $(6,322,427)         $(55,311,671)
                                                                   ============          ===========          ============



                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                         For the Six          For the Six
                                                                         Months Ended         Months Ended
                                                                           June 30,             June 30,
                                                                             1999                 1998
                                                                     -----------------     ------------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
      Net income (loss)                                                $ 13,710,639           $(1,144,640)
      Adjustments to reconcile net income (loss) to cash
           flows from operating activities:
           Depreciation                                                   2,305,612             1,613,554
           Amortization                                                   1,406,505             1,956,711
           Noncash interest expense                                         315,444               302,944
           Non-recurring gains on sales of cable systems                (15,887,169)                    0
      Decrease (Increase) in assets:
           Accounts receivable                                               86,292              (107,842)
           Prepaid expenses                                                (170,554)              140,440
           Deposits                                                           2,900                 5,550
      (Decrease) Increase in liabilities:
           Accounts payable                                                (245,531)             (194,004)
           Accrued expenses                                                 (56,513)              311,692
           Unearned revenue                                                (148,953)               65,873
           Subscriber deposits                                                 (919)                 (995)
                                                                       ------------           -----------
                Total adjustments                                       (12,392,886)            4,093,923
                                                                       ------------           -----------
                Cash flows from operating activities                      1,317,753             2,949,283
Cash Flows from (used in) Investing Activities:
      Additions to property and equipment                                (3,837,598)           (3,145,652)
      Increase in intangible assets                                        (425,000)                    0
      Net proceeds from sales of systems                                 16,753,000                     0
                                                                       ------------           -----------
                Cash flows from (used in) investing activities           12,490,402            (3,145,652)
Cash Flows used in Financing Activities:
      Principal payments on debt                                         (3,500,000)                    0
                                                                       ------------           -----------
                Cash flows used in financing activities                  (3,500,000)                    0
                                                                       ------------           -----------
Net Increase (Decrease) in Cash and Cash Equivalents                     10,308,155              (196,369)
Cash and Cash Equivalents, Beginning of Period                            1,465,193             9,902,842
                                                                       ------------           -----------
Cash and Cash Equivalents, End of Period                               $ 11,773,348           $ 9,706,473
                                                                       ============           ===========
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period                         $  5,464,835           $ 5,375,000
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

        IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

       Under the FCC's rate regulations, most cable systems were required to reduce their basic service and cable programming service tiers ("CPST") rates in 1993 and 1994, and have since had their rate increases governed by a complicated price cap scheme. Operators also have the opportunity of bypassing this "benchmark" regulatory scheme in favor of traditional "cost of service" in cases where the latter methodology appears favorable. The FCC also established a vastly simplified cost of service methodology for small cable companies. The 1996 Telecommunications Act terminated rate regulation of the CPST for all cable systems on March 31, 1999, however, rate regulation as described below continues to apply to the basic service tier.

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

         The net gains on the above sales are calculated as follows:


                              Tennessee           Forsyth          Totals
                              ---------           -------          ------
Net sale proceeds             $14,453,000       $2,300,000     $16,753,000
Basis of assets sold              569,083          296,748         865,831
                              --------------------------------------------
Gain on sale                  $13,883,917       $2,003,252     $15,887,169
                              ============================================

                            JAMES CABLE FINANCE CORP.
(A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)
                                 BALANCE SHEETS

                                                                                  June 30,         December 31,
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

(2)      STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

       Since there were no operations in the Finance Corp. from the date of inception through June 30, 1999, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 1999, the Company had 72,896 basic subscribers and 22,062 premium subscriptions, representing basic penetration of 58.9% and premium penetration of 30.3% as compared to December 31, 1998 at which time the Company had 84,755 basic subscribers and 26,413 premium subscriptions which represented basic penetration of 61.4% and premium penetration of 31.2%. The decrease in the basic subscribers is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems") which were partially offset by the acquisition of Fannon Cable T.V., Inc. in December 1998.

      As of June 30, 1999 the Company was offering its high-speed Internet service, either through the one-way dial return or two-way, to approximately 45% of its basic subscribers. In addition, the Company also offers traditional dial-up Internet services in many of its systems. At June 30, 1999 the Company had approximately 625 high-speed Internet customers and approximately 1,820 dial-up Internet customers.

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

       Cash Flows from Operating Activities. Net cash from operating activities was $1.3 million for the six months ended June 30, 1999 as compared to $2.9 million for the six months ended June 30, 1998.

       Cash Flows from / used in Investing Activities. Net cash from investing activities was $12.5 million for the six months ended June 30, 1999 as compared to net cash used in investing activities of $3.1 million for the six months ended June 30, 1998. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999 (See "Sales of Cable Systems").

       Cash Flows from / used in Financing Activities. Cash flows used in financing activities for the six months ended June 30, 1999 amounted to $3.5 million of principal payments on debt. There were no cash flows from or used in financing activities for the six months ended June 30, 1998.

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

       The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of June 30, 1999, this covenant limited the Company's maximum borrowings thereunder to approximately $1 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. There was no indebtedness outstanding under the Credit Facility at June 30, 1999.

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

       At June 30, 1999, the Company's total indebtedness was $100.0 million, its total assets were $54.1 million and its partners' deficit was $55.3 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Notes.

      The Company has, for several years, been exploring various strategies to enhance its value and has recently engaged an independent investment advisor to assist it in evaluating the various strategies. The strategies under consideration include a restructuring involving the sale of securities to a third party, business affiliation opportunities and the possible sale of the Company. No decision has been made to sell the Company and there can be no assurance that any transaction will result from this process.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                     For the Three Months ended June 30,
                                                     1999                            1998
                                                     ----                            ----
                                              Amount           %              Amount           %
                                              ------           -              ------           -
                                                             (Dollars in thousands)
Revenues                                     $ 9,126        100.0 %          $9,448        100.0%
System operating expenses                      4,997         54.8             4,703         49.8
Non-System operating expenses                    645          7.1               701          7.4
Depreciation and amortization                  1,811         19.8             1,810         19.2
                                             -------        -----            -------       -----
Operating income                               1,673         18.3             2,234         23.6
Interest expense, net                          2,814         30.8             2,735         28.9
Other expenses                                    36          0.4                29          0.3
                                             -------        -----            -------       -----
Loss before non-recurring items               (1,177)       (12.9)             (530)        (5.6)
Non-recurring gains on sales
   of cable systems                                0          0.0                 0          0.0
                                             -------        -----            -------       -----
Net loss                                     $(1,177)       (12.9)%          $ (530)        (5.6)%
                                             =======        =====            ======        =====

EBITDA (1)                                   $ 3,484         38.2 %          $4,044         42.8%





                                                      For the Six Months ended June 30,
                                                     1999                            1998
                                                     ----                            ----
                                              Amount           %              Amount           %
                                              ------           -              ------           -
                                                               (Dollars in thousands)
Revenues                                     $ 18,937        100.0%           $18,727        100.0%
System operating expenses                      10,183         53.8              9,296         49.6
Non-System operating expenses                   1,435          7.6              1,477          7.9
Depreciation and amortization                   3,712         19.6              3,570         19.1
                                              -------        -----            -------        -----
Operating income                                3,607         19.0              4,384         23.4
Interest expense, net                           5,722         30.2              5,472         29.2
Other expenses                                     61          0.3                 57          0.3
                                              -------        -----            -------        -----
Loss before non-recurring items                (2,176)       (11.5)            (1,145)        (6.1)
Non-recurring gains on sales
   of cable systems                            15,887         83.9                  0          0.0
                                              -------        -----            -------        -----
Net income (loss)                             $13,711         72.4%           $(1,145)        (6.1)%
                                              =======        =====            =======        =====

EBITDA (1)                                    $ 7,319         38.6%           $ 7,954         42.5%


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

THREE MONTHS ENDED JUNE 30, 1999 COMPARED TO THREE MONTHS ENDED JUNE 30, 1998

      Revenues. Revenues for the three months ended June 30, 1999 decreased by $300,000, or 3.4%, to $9.1 million from $9.4 million for the three months ended June 30, 1998. This decrease is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999 (See "Sales of Cable Systems"). Average monthly total revenues per subscriber for the three months ended June 30, 1999 were $41.41, as compared to $39.91 for the same period last year. This increase is primarily the result of rate increases which the Company implemented during the fourth quarter of 1998 and the second quarter of 1999.

      Subscribers. At June 30, 1999 the Company had 72,896 subscribers which represents a decrease of 5,983 from the 78,879 subscribers at June 30, 1998. This decrease is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems"), which accounted for 11,167 of the June 30, 1998 subscribers, as partially offset by the acquisition of Fannon Cable T.V., Inc. in December 1998, which accounted for 6,376 of the June 30, 1999 subscribers. The Company believes that the remaining decrease in subscribers from June 30, 1998 to June 30, 1999 resulted from the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

      System Operating Expenses. System operating expenses for the three months ended June 30, 1999 were $5.0 million, an increase of $300,000, or 6.2%, over the three months ended June 30, 1998. As a percentage of revenues, system operating expenses increased 5.0% from 49.8% in 1998 to 54.8% in 1999. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems.

      Non-System Operating Expenses. Non-system operating expenses decreased by $100,000, or 7.9%, from $700,000 for the three months ended June 30, 1998 to $600,000 for the three months ended June 30, 1999. The primary reason for this decrease was due to a reduction in legal fees.

      EBITDA. As a result of the foregoing, EBITDA decreased from $4.0 million for the three months ended June 30, 1998 to $3.5 million for the three months ended June 30, 1999.

      Depreciation and Amortization. Depreciation and amortization remained constant at $1.8 million for the three months ended June 30, 1998 and for the three months ended June 30, 1999. The increase in depreciation resulting from the capital expenditures made as a part of the Company's ongoing selective upgrades was offset by the assets that became fully depreciated or amortized during the first quarter of 1999.

      Interest Expense, Net. Interest expense, net increased $100,000, or 2.9%, from $2.7 million for the three months ended June 30, 1998 to $2.8 million for the three months ended June 30, 1999. This increase is primarily the result of a decrease in the Company's interest revenue from 1998 to 1999.

      Net Loss. As a result of the foregoing factors, the Company's net loss increased by $700,000 from $500,000 for the three months ended June 30, 1998 to $1.2 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 1999 COMPARED TO SIX MONTHS ENDED JUNE 30, 1998

      Revenues. Revenues for the six months ended June 30, 1999 increased by $200,000, or 1.1%, to $18.9 million from $18.7 million for the six months ended June 30, 1998. Average monthly total revenues per subscriber for the six months ended June 30, 1999 were $40.78, as compared to $39.67 for the same period last year. These increases are primarily the result of rate increases which the Company implemented during the fourth quarter of 1998 and the second quarter of 1999 as partially offset by the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems").

      System Operating Expenses. System operating expenses for the six months ended June 30, 1999 were $10.2 million, an increase of $900,000, or 9.5%, over the six months ended June 30, 1998. As a percentage of revenues, system operating expenses increased 4.2% from 49.6% in 1998 to 53.8% in 1999. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses decreased by $100,000, or 2.8%, from $1.5 million for the six months ended June 30, 1998 to $1.4 million for the six months ended June 30, 1999. The primary reason for this decrease was due to a reduction in legal fees.

      EBITDA. As a result of the foregoing, EBITDA decreased from $8.0 million for the six months ended June 30, 1998 to $7.3 million for the six months ended June 30, 1999.

      Depreciation and Amortization. Depreciation and amortization increased $100,000, or 4.0%, from $3.6 million for the six months ended June 30, 1998 to $3.7 million for the six months ended June 30, 1999. This increase is primarily the result of the capital expenditures made as a part of the Company's ongoing selective upgrades.

      Interest Expense, Net. Interest expense, net increased $250,000, or 4.6%, from $5.5 million for the six months ended June 30, 1998 to $5.7 million for the six months ended June 30, 1999. Of this increase, $100,000 is due to interest the Company paid on borrowings against its credit facility during the six months ended June 30, 1999. The Company did not have any borrowings against its credit facility during the six months ended June 30, 1998. The remaining $150,000 increase is the result of a decrease in the Company's interest revenue from 1998 to 1999.

      Loss before Non-recurring Items. As a result of the foregoing factors, the Company's loss before non-recurring items increased from $1.1 million for the six months ended June 30, 1998 to $2.2 million for the six months ended June 30, 1999.

         Net income / (loss). During the six months ended June 30, 1999, the Company realized $15.9 million in non-recurring gains on the sales of its Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems"), which resulted in net income of $13.7 million as compared to a net loss of $1.1 million for the six months ended June 30, 1998.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

         The net gains on the above sales are calculated as follows:



                                 Tennessee           Forsyth            Totals
                                 ---------           -------            ------
Net sale proceeds               $14,453,000         $2,300,000        $16,753,000
Basis of assets sold                569,083            296,748            865,831
                             --------------------------------------------------------

Gain on sale                    $13,883,917         $2,003,252        $15,887,169
                             ========================================================

         The total proceeds of $17.0 million received on these two sales, less $247,000 of brokerage fees, will be used, as permitted in the Indenture to the Notes (See "Part II. Other Information - Item 6 (a). Exhibits - Exhibit
4.1"), to (i) repay borrowings under the Company's Credit Facility and (ii) fund the Company's future capital expenditures.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosures are required with respect to this item because the Company did not hold, either during the six months ended June 30, 1999 and 1998, or at June 30, 1999 and December 31, 1998, any market risk sensitive instruments.

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


                                        JAMES CABLE PARTNERS, L.P.

                                        By: James Communications Partners
                                            General Partner

                                        By: Jamesco, Inc.
                                            Partner

Date:  August 4, 1999                       By:  /s/ William R. James
                                                 ------------------------------
                                            William R. James
                                            President

                                        By: James Communications Partners
                                            General Partner

                                        By:  DKS Holdings, Inc.
                                             Partner

Date:  August 4, 1999                        By: /s/ Daniel K. Shoemaker
                                                 ------------------------------
                                             Daniel K. Shoemaker
                                             President  (Principal financial
                                             officer and chief accounting
                                             officer)



                                        JAMES CABLE FINANCE CORP.


Date:  August 4, 1999                        By: /s/ William R. James
                                                 ------------------------------
                                             William R. James
                                             President


Date:  August 4, 1999                        By: /s/ Daniel K. Shoemaker
                                                 ------------------------------
                                             Daniel K. Shoemaker
                                             Treasurer  (Principal financial
                                             officer and chief accounting
                                             officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.              DESCRIPTION
-----------              -----------

 27.1                    Financial Data Schedule