Form 10-Q
period 1999-09-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 1999-11-09
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

     (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1999

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------

               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                            JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

                   Delaware                                               38-2778219
                   Michigan                                               38-3182724
(State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No. of each
            Organization of each Registrant)                              Registrant)

          710 North Woodward Avenue, Suite 180                               48304
               Bloomfield Hills, Michigan                                  (Zip Code)
        (Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of November 9, 1999: 1,000.

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

PART II.  OTHER INFORMATION
     Item 6.        Exhibits and Reports on Form 8-K                                    20

PART I.   FINANCIAL INFORMATION

ITEM 1.   Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                       September 30,     December 31,
                                                                           1999              1998
                                                                     ---------------    --------------
                                                                       (Unaudited)
                                     Assets
                                     ------

Cash & Cash Equivalents                                              $     6,809,873    $    1,465,193
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $12,887 in 1999 and $43,971 in 1998)            3,342,335         3,419,506
Prepaid Expenses & Other                                                      96,572           140,426
Property & Equipment:
      Cable television distribution systems and equipment                 82,603,902        87,266,805
      Land and land improvements                                             306,426           306,426
      Buildings and improvements                                           1,111,621         1,111,621
      Office furniture & fixtures                                          1,720,616         1,720,616
      Vehicles                                                             3,556,304         3,556,304
                                                                     ---------------    --------------
           Total                                                          89,298,869        93,961,772
      Less accumulated depreciation                                      (68,796,559)      (76,026,758)
                                                                     ---------------    --------------
           Total                                                          20,502,310        17,935,014
Deferred Financing Costs (Net of accumulated amortization of
      $1,316,674 in 1999 and $843,508 in 1998)                             2,894,488         3,367,654
Intangible Assets, Net                                                    16,582,907        18,026,202
Deposits                                                                      21,582            13,232
                                                                     ---------------    --------------

Total Assets                                                         $    50,250,067    $   44,367,227
                                                                     ===============    ==============

                        Liabilities & Partners' Deficit
                        -------------------------------

Liabilities:
      Debt                                                           $   100,000,000    $  103,500,000
      Accounts payable                                                        40,734           306,658
      Accrued expenses                                                     2,438,845         2,416,467
      Accrued interest on 10-3/4% Senior Notes                             1,343,749         4,031,249
      Unearned revenue                                                     2,955,871         3,111,739
      Subscriber deposits                                                     21,826            23,424
                                                                     ---------------    --------------
           Total                                                         106,801,025       113,389,537
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                   (50,168,364)      (62,650,960)
      General partner                                                     (6,382,594)       (6,371,350)
                                                                     ---------------    --------------
           Total                                                         (56,550,958)      (69,022,310)
                                                                     ---------------    --------------

Total Liabilities & Partners' Deficit                                $    50,250,067    $   44,367,227
                                                                     ===============    ==============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                For the Three     For the Three   For the Nine    For the Nine
                                                Months Ended      Months Ended    Months Ended    Months Ended
                                                September 30,     September 30,   September 30,   September 30,
                                                    1999             1998             1999            1998
                                                -------------   --------------   -------------  ----------------
                                                                           (Unaudited)
Revenues                                        $   9,144,068   $    9,415,293   $  28,080,610  $    28,142,073
System Operating Expenses (Excluding
      Depreciation and Amortization)                5,042,265        4,990,678      15,224,818       14,286,443
Non-System Operating Expenses:

      Management fee                                  456,748          475,281       1,414,797        1,415,766
      Other                                           198,955          326,496         676,275          863,215
                                                -------------   --------------   -------------  ---------------
      Total non-system operating
           expenses                                   655,703          801,777       2,091,072        2,278,981
Depreciation and Amortization                       1,853,331        1,896,981       5,565,448        5,467,246
                                                -------------   --------------   -------------  ---------------
Operating Income                                    1,592,769        1,725,857       5,199,272        6,109,403
Interest and Other:
      Interest expense                             (2,845,222)      (2,838,971)     (8,608,354)      (8,516,915)
      Interest income                                  41,915           98,083          82,832          304,404
      Other                                           (28,749)         (28,750)        (89,567)         (85,313)
                                                -------------   --------------   -------------  ---------------
           Total interest and other                (2,832,056)      (2,769,638)     (8,615,089)      (8,297,824)
                                                -------------   --------------   -------------  ---------------
Loss before non-recurring items                    (1,239,287)      (1,043,781)     (3,415,817)      (2,188,421)

Non-recurring gains on sales of cable
      systems (Note 3)                                      0                0      15,887,169                0
                                                -------------   --------------   -------------  ---------------
Net (Loss) Income                               $  (1,239,287)  $   (1,043,781)  $  12,471,352  $    (2,188,421)
                                                =============   ==============   =============  ===============

                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  Consolidated Statements of Partners' Deficit

                                                Limited            General
                                                Partners           Partner         Total
                                            ---------------      -----------    --------------
Balance, December 31, 1998                  $   (62,650,960)     $(6,371,350)   $  (69,022,310)
     Net income (loss) (unaudited)               12,482,596          (11,244)       12,471,352
                                            ---------------      -----------    --------------

Balance, September 30, 1999 (unaudited)     $   (50,168,364)     $(6,382,594)   $  (56,550,958)
                                            ===============      ===========    ==============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                      For the Nine     For the Nine
                                                                      Months Ended     Months Ended
                                                                      September 30,    September 30,
                                                                           1999            1998
                                                                     --------------  ---------------
                                                                              (Unaudited)
Cash Flows (used in) from Operating Activities:
      Net income (loss)                                              $  12,471,352   $    (2,188,421)
      Adjustments to reconcile net income (loss) to cash
           flows (used in) from operating activities:
           Depreciation                                                  3,627,153         2,599,369
           Amortization                                                  1,938,295         2,867,877
           Noncash interest expense                                        473,166           454,415
           Non-recurring gains on sales of cable systems               (15,887,169)                0
      Decrease (Increase) in assets:
           Accounts receivable                                              77,171          (101,307)
           Prepaid expenses                                                 43,854           (85,789)
           Deposits                                                         (8,350)            2,550
      (Decrease) Increase in liabilities:
           Accounts payable                                               (265,924)         (239,843)
           Accrued expenses                                                 22,377           323,201
           Accrued interest on 10-3/4% Senior Notes                     (2,687,500)       (2,687,500)
           Unearned revenue                                               (155,868)           53,728
           Subscriber deposits                                              (1,598)           (1,390)
                                                                     -------------   ---------------
                Total adjustments                                      (12,824,393)        3,185,311
                                                                     -------------   ---------------
                Cash flows (used in) from operating activities            (353,041)          996,890
Cash Flows from (used in) Investing Activities:
      Additions to property and equipment                               (7,060,279)       (5,967,350)
      Increase in intangible assets                                       (495,000)                0
      Net proceeds from sales of systems                                16,753,000                 0
                                                                     -------------   ---------------
                Cash flows from (used in) investing activities           9,197,721        (5,967,350)
Cash Flows used in Financing Activities:
      Principal payments on debt                                        (3,500,000)                0
                                                                     -------------   ---------------
                Cash flows used in financing activities                 (3,500,000)                0
                                                                     -------------   ---------------
Net Increase (Decrease) in Cash and Cash Equivalents                     5,344,680        (4,970,460)
Cash and Cash Equivalents, Beginning of Period                           1,465,193         9,902,842
                                                                     -------------   ---------------
Cash and Cash Equivalents, End of Period                             $   6,809,873   $     4,932,382
                                                                     =============   ===============
Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period                       $  10,839,835   $    10,750,000
                                                                     =============   ===============


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

     The net gains on the above sales are calculated as follows:

                           Tennessee          Forsyth             Totals
                           ---------          -------             ------
Net sale proceeds         $14,453,000        $2,300,000        $16,753,000
Basis of assets sold          569,083           296,748            865,831
                        ---------------------------------------------------

Gain on sale              $13,883,917        $2,003,252        $15,887,169
                        ===================================================

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                               September 30,      December 31,
                                                                                    1999              1998
                                                                              ----------------  -----------------
                                                                                 (Unaudited)
                                             ASSETS
Cash and cash equivalents                                                     $          1,000  $           1,000
                                                                              ================  =================

                                      SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)     $          1,000  $           1,000
                                                                              ================  =================


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

(2)  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. from the date of inception through September 30, 1999, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 1999, the Company had 71,898 basic subscribers and 22,567 premium subscriptions, representing basic penetration of 59.3% and premium penetration of 31.4% as compared to December 31, 1998 at which time the Company had 84,755 basic subscribers and 26,413 premium subscriptions which represented basic penetration of 61.4% and premium penetration of 31.2%. The decrease in the basic subscribers is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems") which were partially offset by the acquisition of Fannon Cable T.V., Inc. in December 1998.

     As of September 30, 1999 the Company was offering its high-speed Internet service, either through the one-way dial return or two-way, to approximately 45% of its basic subscribers. In addition, the Company also offers traditional dial-up Internet services in many of its systems. At September 30, 1999 the Company had approximately 800 high-speed Internet customers and approximately 2,000 dial-up Internet customers.

     The Company began offering the HITS services in its Durant, OK System during the second quarter of 1999. HITS allows existing cable subscribers to receive digital programming on one or more tiers of specialized channels through an addressable converter. It also allows those cable subscribers with a HITS converter to receive up to 30 channels of pay-per-view service and digital audio services. While the HITS services are still new, as of September 30, 1999 the Company had approximately 200, or 4%, of its Durant System cable subscribers taking some level of HITS service. The Company has begun the process of launching HITS in certain of its other Systems and expects to begin offering the HITS services in those Systems during the fourth quarter of 1999.

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

     Cash Flows used in / from Operating Activities. Net cash used in operating activities was $350,000 for the nine months ended September 30, 1999 as compared to cash from operating activities of $1.0 million for the nine months ended September 30, 1998.

     Cash Flows from / used in Investing Activities. Net cash from investing activities was $9.2 million for the nine months ended September 30, 1999 as compared to net cash used in investing activities of $6.0 million for the nine months ended September 30, 1998. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999 (See "Sales of Cable Systems").

     Cash Flows from / used in Financing Activities. Cash flows used in financing activities for the nine months ended September 30, 1999 amounted to $3.5 million of principal payments on debt. There were no cash flows from or used in financing activities for the nine months ended September 30, 1998.

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

     The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and
(iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of September 30, 1999, this covenant limited the Company's maximum borrowings thereunder to approximately $4 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. There was no indebtedness outstanding under the Credit Facility at September 30, 1999.

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

     At September 30, 1999, the Company's total indebtedness was $100.0 million, its total assets were $50.3 million and its partners' deficit was $56.6 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business. However, the Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity of the Notes.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                   For the Three Months ended September 30,
                                                       1999                           1998
                                                       ----                           ----
                                              Amount            %             Amount           %
                                              ------            -             ------           -
                                                            (Dollars in thousands)
Revenues                                  $       9,144        100.0 %    $       9,415        100.0 %
System operating expenses                         5,042         55.1              4,990         53.0
Non-System operating expenses                       656          7.2                802          8.5
Depreciation and amortization                     1,853         20.3              1,897         20.2
                                          -------------   ----------      -------------   ----------
Operating income                                  1,593         17.4              1,726         18.3
Interest expense, net                             2,803         30.7              2,741         29.1
Other expenses                                       29          0.3                 29          0.3
                                          -------------   ----------      -------------   ----------
Loss before non-recurring items                  (1,239)       (13.6)            (1,044)       (11.1)
Non-recurring gains on sales
   of cable systems                                   0          0.0                  0          0.0
                                          =============   ==========      =============   ==========
Net loss                                  $      (1,239)       (13.6)%    $      (1,044)       (11.1)%
                                          =============   ==========      =============   ==========

EBITDA (1)                                $       3,446         37.7 %    $       3,623         38.5 %


                                                   For the Nine Months ended September 30,
                                                      1999                            1998
                                                      ----                            ----
                                              Amount             %            Amount           %
                                              ------             -            ------           -
                                                               (Dollars in thousands)
Revenues                                  $      28,081        100.0 %    $      28,142        100.0 %
System operating expenses                        15,225         54.2             14,286         50.8
Non-System operating expenses                     2,091          7.4              2,279          8.1
Depreciation and amortization                     5,566         19.9              5,468         19.4
                                          -------------   ----------      -------------   ----------
Operating income                                  5,199         18.5              6,109         21.7
Interest expense, net                             8,525         30.4              8,212         29.2
Other expenses                                       90          0.3                 85          0.3
                                          -------------   ----------      -------------   ----------
Loss before non-recurring items                  (3,416)       (12.2)            (2,188)        (7.8)
Non-recurring gains on sales
   of cable systems                              15,887         56.6                  0          0.0
                                          =============   ==========      =============   ==========
Net income (loss)                         $      12,471         44.4 %    $      (2,188)        (7.8)%
                                          =============   ==========      =============   ==========

EBITDA (1)                                $      10,765         38.3 %    $      11,577         41.1 %

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


THREE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues for the three months ended September 30, 1999 decreased by $300,000, or 2.9%, to $9.1 million from $9.4 million for the three months ended September 30, 1998. This decrease is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999 (See "Sales of Cable Systems"). Average monthly total revenues per subscriber for the three months ended September 30, 1999 were $42.24, as compared to $40.09 for the same period last year. This increase is primarily the result of rate increases which the Company implemented during the fourth quarter of 1998 and the second and third quarters of 1999.

     Subscribers. At September 30, 1999 the Company had 71,898 subscribers which represents a decrease of 6,466 from the 78,364 subscribers at September 30, 1998. This decrease is primarily due to the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems (See "Sales of Cable Systems"), which accounted for 11,218 of the September 30, 1998 subscribers, as partially offset by the acquisition of Fannon Cable T.V., Inc. in December 1998, which accounted for 6,175 of the September 30, 1999 subscribers. The Company believes that the remaining decrease in subscribers of 1,423 from September 30, 1998 to September 30, 1999 resulted from the increased availability and affordability of competitive video services from satellite dishes and wireless cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     System Operating Expenses. System operating expenses remained constant at $5.0 million for the three months ended September 30, 1998 and for the three months ended September 30, 1999. As a percentage of revenues, system operating expenses increased 2.1% from 53.0% in 1998 to 55.1% in 1999.

     Non-System Operating Expenses. Non-system operating expenses decreased by $150,000, or 18.2%, from $800,000 for the three months ended September 30, 1998 to $650,000 for the three months ended September 30, 1999. The primary reason for this decrease was due to a reduction in legal and professional fees.

     EBITDA. As a result of the foregoing, EBITDA decreased from $3.6 million for the three months ended September 30, 1998 to $3.4 million for the three months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization remained constant at $1.9 million for the three months ended September 30, 1998 and for the three months ended September 30, 1999. The increase in depreciation resulting from the capital expenditures made as a part of the Company's ongoing selective upgrades was offset by the assets that became fully depreciated or amortized during the third quarter of 1999.

     Interest Expense, Net. Interest expense, net increased $100,000, or 2.3%, from $2.7 million for the three months ended September 30, 1998 to $2.8 million for the three months ended September 30, 1999. This increase is primarily the result of a decrease in the Company's interest revenue from 1998 to 1999.

     Net Loss. As a result of the foregoing factors, the Company's net loss increased by $200,000 from $1.0 million for the three months ended September 30, 1998 to $1.2 million for the three months ended September 30, 1999.

NINE MONTHS ENDED SEPTEMBER 30, 1999 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1998

     Revenues. Revenues remained constant at $28.1 million for the nine months ended September 30, 1998 and for the nine months ended September 30, 1999. Average monthly total revenues per subscriber for the nine months ended September 30, 1999 were $41.24, as compared to $39.81 for the same period last year. This increase is primarily the result of rate increases which the Company implemented during the fourth quarter of 1998 and the second and third quarters of 1999.

     System Operating Expenses. System operating expenses for the nine months ended September 30, 1999 were $15.2 million, an increase of $900,000, or 6.6%, over the nine months ended September 30, 1998. As a percentage of revenues, system operating expenses increased 3.4% from 50.8% in 1998 to 54.2% in 1999. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses decreased by $200,000, or 8.3%, from $2.3 million for the nine months ended September 30, 1998 to $2.1 million for the nine months ended September 30, 1999. The primary reason for this decrease was a reduction in legal and professional fees.

     EBITDA. As a result of the foregoing, EBITDA decreased from $11.6 million for the nine months ended September 30, 1998 to $10.8 million for the nine months ended September 30, 1999.

     Depreciation and Amortization. Depreciation and amortization increased $100,000, or 1.8%, from $5.5 million for the nine months ended September 30, 1998 to $5.6 million for the nine months ended September 30, 1999. This increase is primarily the result of the capital expenditures made as a part of the Company's ongoing selective upgrades.

     Interest Expense, Net. Interest expense, net increased $300,000, or 3.8%, from $8.2 million for the nine months ended September 30, 1998 to $8.5 million for the nine months ended September 30, 1999. Of this increase, $100,000 is interest the Company paid on borrowings against its credit facility during the nine months ended September 30, 1999. The Company did not have any borrowings against its credit facility during the nine months ended September 30, 1998. The remaining $200,000 increase is the result of a decrease in the Company's interest revenue from 1998 to 1999.

     Loss before Non-recurring Items. As a result of the foregoing factors, the Company's loss before non-recurring items increased from $2.2 million for the nine months ended September 30, 1998 to $3.4 million for the nine months ended September 30, 1999.

     Net income / (loss). During the nine months ended September 30, 1999, the Company realized $15.9 million in non-recurring gains on the sales of its Tennessee and Forsyth and Monroe County,

Georgia cable systems (See "Sales of Cable Systems"), which resulted in net income of $12.5 million as compared to a net loss of $2.2 million for the nine months ended September 30, 1998.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In September 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

     The Company's accounting software and its billing operations, both of which are supplied by third party vendors, are at a greater risk with respect to the Year 2000 issue. The Company uses third party accounting software for all of its general ledger, payroll, accounts payable and financial statement purposes. The Company has received written assurance from the third party vendor that the current version of the software used by the Company is Year 2000 compliant. The Company believes that even if the current software proves to be non-compliant, the Year 2000 issues inherent in the accounting software will not have a material effect on its business operations.

     The Company currently uses a third party vendor for its billing and accounts receivable functions. While the Company does not know the extent of the Year 2000 issues within the vendor's operations, the Company's risk could be material if its billing operations ceased to exist for an extended period of time. The Company has received, via the vendor's web page, written documentation that the vendor's major internal Year 2000 issues have been resolved and that all remaining issues will be resolved in 1999. Also, the Company believes that any loss of its billing or accounts receivable functions could be adequately replaced to avoid material losses in its business operations.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosures are required with respect to this item because the Company did not hold, either during the nine months ended September 30, 1999 and 1998, or at September 30, 1999 and December 31, 1998, any market risk sensitive instruments.

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


                                      JAMES CABLE PARTNERS, L.P.

                                      By:  James Communications Partners
                                      General Partner

                                      By:  Jamesco, Inc.
                                      Partner

Date:  November 9, 1999                      By:  /s/  William R. James
                                                ------------------------------
                                             William R. James
                                             President

                                      By:  James Communications Partners
                                      General Partner

                                      By:  DKS Holdings, Inc.
                                      Partner

Date:  November 9, 1999                      By:  /s/ Daniel K. Shoemaker
                                                -------------------------------
                                             Daniel K. Shoemaker
                                             President (Principal financial
                                             officer and chief accounting
                                             officer)



                                      JAMES CABLE FINANCE CORP.


Date:  November 9, 1999                      By:  /s/ William R. James
                                                ------------------------------
                                             William R. James
                                             President

Date:  November 9, 1999                      By:  /s/ Daniel K. Shoemaker
                                                -------------------------------
                                             Daniel K. Shoemaker
                                             Treasurer (Principal financial
                                             officer and chief accounting
                                             officer)

                                  Exhibit Index

Exhibit No.              Description
-----------              -----------
   27.1                  Financial Data Schedule