Form 10-K405
period 1999-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2000-03-24
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K
                        FOR ANNUAL AND TRANSITION REPORTS
                     PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
    (Mark One)

        [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended December 31, 1999

                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the transition period from           to
                                   ---------    ---------

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes [x]   No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

The aggregate market value of the voting and non-voting common equity of James Cable Partners, L.P. held by non-affiliates of James Cable Partners, L.P. is estimated to be $0.

The aggregate market value of the voting and non-voting common equity of James Cable Finance Corp. held by non-affiliates of James Cable Finance Corp. is estimated to be $0.

The number of shares of James Cable Finance Corp. outstanding as of March 15, 2000 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

* James Cable Finance Corp. meets the conditions set forth in General Instruction I (1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                               Page No.
                                           PART I
Item 1. Business.............................................................................     3
                    General..................................................................     3
                    Business Strategy........................................................     3
                    Industry Overview........................................................     5
                    The Systems..............................................................     6
                    Programming and Subscriber Rates.........................................     9
                    Internet Services........................................................     10
                    Customer Service and Marketing...........................................     11
                    Technical Overview.......................................................     11
                    Franchises...............................................................     12
                    Competition..............................................................     13
                    Legislation and Regulation...............................................     14
                    Insurance................................................................     18
                    Employees................................................................     18
Item 2. Properties...........................................................................     18
Item 3. Legal Proceedings....................................................................     18
Item 4. Submission of Matters to a Vote of Security Holders..................................     18

                                           PART II
Item 5. Market for Registrant's Common Equity and Related Shareholder Matters................     19
Item 6. Selected Financial Data..............................................................     19
Item 7. Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................     22
                   Overview..................................................................     22
                   Results of Operations.....................................................     23
                   Liquidity and Capital Resources...........................................     24
                   Impact of Inflation and Changing Prices...................................     26
                   Year 2000 Compliance......................................................     26
                   Effects of New Accounting Pronouncements..................................     26
                   Sales of Cable Systems....................................................     26
                   Forward-Looking Statements................................................     27
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................     29
Item 8. Financial Statements and Supplementary Data..........................................     29
Item 9. Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................................     29

                                          PART III
Item 10.    Directors and Executive Officers.................................................     30
Item 11.    Executive Compensation...........................................................     30
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     31
Item 13.    Certain Relationships and Related Transactions...................................     31

                                           PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     32

PART I

ITEM 1.  BUSINESS

GENERAL:

James Cable Partners, L.P. ("James," and together with its wholly owned subsidiary James Cable Finance Corp., the "Company") owns, operates and develops cable television systems (the "Systems") serving rural communities in seven geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 1999, the Systems passed an estimated 129,600 homes and served 71,864 basic subscribers, representing a basic penetration of 55.5%. The Company's goal is to maintain its position as the preferred provider of video services, and to become the single hard wire broadband provider of enhanced video services and advanced telecommunication services, in the markets that it serves. James' principal executive offices are located at 710 N. Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is
(248) 647-1080.

James is a Delaware limited partnership that was formed in January, 1988 for the purpose of realizing capital appreciation through the ownership, control and operation of assets comprising cable television systems. Unless its term is extended as provided in its limited partnership agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination, by the General Partner, of James that James should be dissolved, with the approval of 51% of the Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of the Class A Limited Partner interests of James, (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner. The Term can be extended upon the affirmative vote of 51% of the Class A Limited Partner interests and the consent of the General Partner. In certain of the foregoing cases, the Class A Limited Partners may elect under the Partnership Agreement to reconstitute the business of James in a new limited partnership with a new General Partner elected by the Class A Limited Partners.

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

The Company's business strategy is to (i) selectively upgrade the Company's Systems, (ii) provide enhanced digital video, (iii) deliver advanced telecommunications services, including Internet access, and (iv) pursue strategic acquisitions. It has also attempted to maintain and improve system operating results by implementing management, operational and technical changes that are intended to improve operating efficiencies, enhance operating cash flow and reduce overhead through economies of scale. To this end, the Company has "clustered" its Systems in concentrated geographic areas, which allows fixed costs to be spread over an extended subscriber base. In an effort to further enhance its operational and financial performance, the Company may from time to time consider opportunities to acquire or exchange its assets for cable television systems located near its existing markets.

- Selectively Upgrade Systems. The Company is upgrading certain of its cable television systems to further strengthen the Company's position as the preferred provider of video services in the communities it serves. These upgrades, which employ fiber optic technology, increase the bandwidth of the Company's cable plant generally to 750 megahertz ("MHz"), thereby increasing channel capacity, enhancing signal quality and improving technical reliability. The Company believes the upgrades will enable it to offer comparable or superior video service and quality at attractive pricing levels relative to its competitors, such as direct broadcast satellite ("DBS"). The Company also believes that the upgrades will provide the technical platform necessary for the development and delivery of advanced telecommunications services.

      As of December 31, 1999, the Company had completed the upgrades of its cable plant to 750 MHz in Durant and Calera, Oklahoma, serving approximately 4,400 subscribers; Hawkinsville and Cochran, Georgia, serving approximately 2,600 subscribers; Douglas, Torrington, Wheatland and Lingle, Wyoming, serving approximately 5,500 subscribers; Roanoke and Wadley, Alabama, serving approximately 2,300 subscribers; and Eatonton, Madison and Gray, Georgia, serving approximately 3,900 subscribers. Also, the Company has completed its projects in Westlake, Louisiana, serving approximately 6,600 subscribers, and Decatur, Texas, serving approximately 1,100 subscribers, in which it supplemented its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services, as well as providing enhanced signal quality and improved technical reliability.

      In addition, the Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its entire Tennessee System which serves approximately 6,100 subscribers. Upon completion of the Tennessee upgrade, which is expected to occur during 2001, and with the completed upgrades discussed above, the Company will have the ability to provide advanced telecommunications services to approximately 50% of its total subscriber base.

      The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

- Provide Enhanced Digital Video. The Company, in order to provide enhanced digital video in the upgraded Systems and certain other Systems, launched Headend In The Sky(R) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of AT&T, in its Durant, Oklahoma System in the second quarter of 1999. HITS allows the Company to deliver video services such as pay-per-view programming and a tier or multiple tiers of niche satellite programming. The Company believes that these enhanced digital video services will allow it to provide services comparable to DBS. After its initial testing in the Durant, Oklahoma System, the Company began introducing HITS services in certain of its other Systems during the first quarter of 2000 and plans to introduce HITS in additional Systems during the year 2000. Currently, the HITS service is available to approximately 30,000 of the Company's basic subscribers.

- Deliver Advanced Telecommunications Services, Including Internet Access. The Company believes that upgraded advanced telecommunications services will provide additional revenue opportunities. The Company further believes that the cable infrastructure will provide the fastest, most cost-effective delivery mechanism for Internet access, inter- and intra-network data services and telephony in many of its markets.

      After its initial launch of high-speed Internet services in the fourth quarter of 1997, the Company has begun offering either two-way or one-way high-speed Internet services in portions of every Cluster (See "- The Systems") except for Tennessee. While these high-speed Internet services are fairly new in many of the areas, the Company currently has more than 1,400 high-speed Internet customers. The Company intends to increase the number of high-speed Internet customers through an increased emphasis on marketing of the services offered and customer based education about the benefits of the use of high-speed Internet services.

      In addition to its high-speed Internet services, the Company is also offering traditional dial-up Internet services in many of its Systems. The Company's dial-up services are similar to those offered by companies such as America Online and The Microsoft Network. The Company currently has more than 3,100 dial-up Internet customers.

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

INDUSTRY OVERVIEW:

A cable television system receives television, radio and data signals at its "headend" site by means of off-air antennas, microwave relay systems and satellite earth stations. These signals are then modulated, amplified and distributed, primarily through coaxial and fiber optic distribution systems, to deliver a wide variety of channels of television programming, primarily entertainment and informational video programming, to the homes of subscribers who pay fees for this service, generally on a monthly basis. A cable television system may also originate its own television programming and other information services for distribution through the system. Cable television systems generally are constructed and operated pursuant to non-exclusive franchises or similar licenses granted by local governmental authorities for a specified period of time.

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

THE SYSTEMS:

The following table sets forth certain operating statistics for the Systems for the periods indicated:


                                                           (dollars in thousands except per subscriber data)
                                              1995             1996             1997            1998 (1)         1999 (1)
                                              ----             ----             ----            --------         --------
Homes passed (2)                             128,908          129,291           129,291          138,040          129,600
Basic subscribers (3)                         80,190           78,449            78,197           84,755           71,864
Basic penetration (4)                          62.2%            60.7%             60.5%            61.4%            55.5%
Basic revenues (5)                           $26,914          $29,087           $29,978          $31,521          $30,737
Average monthly basic
   revenues per subscriber (6)                $27.93           $30.47            $31.92           $33.35           $34.18
Premium subscriptions (7)                     28,900           25,652            24,076           26,413           23,001
Premium penetration (8)                        36.0%            32.7%             30.8%            31.2%            32.0%
Average monthly total revenues
   per subscriber (6)                         $34.56           $36.89            $38.10           $39.95           $41.56
Average annual system operating
   cash flow per subscriber (9)                 $227             $238              $235             $233             $226
Average annual EBITDA per
   subscriber (10)                              $199             $207              $202             $195             $188
Miles of plant                                 3,483            3,483             3,483            3,883            3,254


(1) The figures shown for 1998 reflect the Company's purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales of Cable Systems").
(2) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.
(3) For purposes of all information presented herein, and unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located.
(4)  Basic subscribers as a percentage of homes passed.
(5) Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) and monthly charges for customer equipment rental.
(6) The average of the monthly revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.
(7) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.
(8)  Premium subscriptions as a percentage of basic subscribers.
(9) System operating cash flow divided by the average number of basic subscribers for the period.
(10) EBITDA divided by the average number of basic subscribers for the period.

The Company's Systems are divided into seven geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 1999 for the individual clusters:


                                                                                                     Average   Annualized
                                                                                                     Monthly     System
                                            Percent of                                                Total     Operating    System
                     Estimated              All Systems                                              Revenues   Cash Flow  Operating
                       Homes      Basic        Basic         Basic         Premium       Premium       per         per     Cash Flow
        Cluster       Passed   Subscribers  Subscribers   Penetration   Subscriptions  Penetration  Subscriber  Subscriber   Margin
        -------       ------   -----------  -----------   -----------   -------------  -----------  ----------  ----------   ------
Oklahoma / Texas      33,300      16,101         22.4 %       48.4 %         5,067        31.5 %      $45.33       $254       46.7 %
Louisiana             25,700      12,890         17.9         50.2           4,584        35.6         43.63        248       47.4
Georgia               19,700      12,014         16.7         61.0           5,058        42.1         42.17        222       43.8
Colorado / Wyoming    15,100       9,178         12.8         60.8           3,044        33.2         40.11        194       40.3
Alabama               13,800       9,059         12.6         65.6           2,045        22.6         38.75        225       48.5
Florida               10,000       6,533          9.1         65.3           2,833        43.4         47.55        245       42.9
Tennessee             12,000       6,089          8.5         50.7             370         6.1         26.10        138       43.9
                     -------      ------        -----                       ------
        Totals       129,600      71,864        100.0 %       55.5 %        23,001        32.0 %      $41.56       $226       45.2 %
                     =======      ======        =====                       ======

The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $12.9 million in capital expenditures improving the plant and operations in this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), and upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system, and supplementing its 450 MHz cable plant in Decatur, Texas with fiber.

Since the completion of its 750 MHz upgrade in the Durant System, the Company has been offering two-way high-speed Internet services to approximately 4,400 subscribers. The Company is currently offering one-way high-speed Internet services to approximately 1,100 subscribers in its Decatur, Texas System and once it completes the reverse path activation of the cable plant, it will begin to offer its two-way high-speed Internet service. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet services to a certain portion of the Oklahoma/Texas Cluster. Currently, the Oklahoma/Texas Cluster has approximately 600 high-speed Internet customers and approximately 1,260 dial-up Internet customers. Approximately 1,000 of these dial-up customers were purchased from International Software Consultants, Inc. in February, 1999.

The administrative and customer service operations for this cluster are consolidated into one main office located in Durant, Oklahoma. This office provides customer support, billing, marketing and technical operations for the Oklahoma/Texas Cluster. The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 1999, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,300 and the number of basic subscribers and premium subscriptions were 16,101 and 5,067, respectively.

The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $10.7 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants and installing three microwave complexes eliminating the need for eight headends. At December 31, 1999, the estimated number of homes passed for this Cluster was 25,700 and the number of basic subscribers and premium subscriptions were 12,890 and 4,584, respectively.

During 1999 the Company completed the process of supplementing its cable plant in and around Westlake, Louisiana with fiber. Since this process was completed, the Company has been offering its one-way high-speed Internet services to approximately 6,400 subscribers. As the Company completes the reverse path activation of the cable plant, a portion of which has already been completed, the subscribers will be offered the Company's two-way high-speed Internet services. In addition, the Company offers traditional dial-up services to certain areas of the Louisiana Cluster. Currently, the Louisiana Cluster has approximately 100 high-speed Internet customers and approximately 50 dial-up Internet customers.

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

The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $11.7 million in capital improvements to the Georgia Cluster which has included the installation of microwave complexes, which eliminated the need for several headends, as well as improving the plant throughout the majority of the Cluster. In addition, the Company has completed its 750 MHz upgrades to the cable plant in Hawkinsville, Cochran, Eatonton, Madison and Gray.

Since the completion of its 750 MHz upgrade in Hawkinsville, Cochran, Eatonton, Madison and Gray, the Company has been offering two-way high-speed Internet services to approximately 6,500 subscribers. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet services to a certain portion of the Georgia Cluster. Currently, the Georgia Cluster has approximately 200 high-speed Internet customers and approximately 410 dial-up Internet customers.

On March 31, 1999 the Company sold its Forsyth and Monroe County Systems, serving approximately 1,700 subscribers, to the City of Forsyth (See "Part II -
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales of Cable Systems").

At December 31, 1999, the Georgia Cluster passed an estimated 19,700 homes and had 12,014 basic subscribers and 5,058 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all customer service, billing, marketing and technical operations are centralized.

The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from a central office in Douglas, Wyoming. Since these Systems were acquired, the Company has made $7.6 million in capital expenditures to improve plant reliability, reception and service. The Company also completed the 750 MHz HFC upgrade of the Systems serving approximately 5,500 subscribers in Douglas, Torrington, Wheatland and Lingle, Wyoming during the first quarter of 1999.

With the completion of the 750 MHz upgrade in Douglas, Torrington, Wheatland and Lingle, the Company began to offer its two-way high-speed Internet service to the approximately 5,500 subscribers. During the first quarter of 1999 the Colorado/Wyoming Cluster also began offering traditional dial-up Internet service to a portion of its subscriber base. Currently, the Colorado/Wyoming Cluster has approximately 290 high-speed Internet customers and approximately 680 dial-up Internet customers.

The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 1999, the estimated number of homes passed in this Cluster was 15,100 and the number of basic subscribers and premium subscriptions were 9,178 and 3,044, respectively.

The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $5.8 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings. In the Systems serving eastern Alabama, six separate headends have been consolidated into one microwave complex.

In addition to the improvements described above, construction to upgrade the cable plant serving approximately 2,300 subscribers in Roanoke and Wadley, Alabama to 750 MHz was completed during 1999. Since this upgrade was completed the Company has been offering its two-way high-speed Internet service in Roanoke as well as traditional dial-up Internet service to a portion of its Alabama Cluster. Currently, the Alabama Cluster has approximately 110 high-speed Internet customers and approximately 130 dial-up Internet customers.

The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All customer service, administrative, technical and marketing functions have been centralized into the main office. The Alabama Cluster, as of December 31, 1999, passed an estimated 13,800 homes and had 9,059 basic subscribers and 2,045 premium subscriptions.

The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has recently completed a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $6.6 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated on one microwave complex, which reduced maintenance and equipment costs.

The Company is currently offering its one-way high-speed Internet service to its High Springs and Alachua Systems, as well as traditional dial-up Internet service to a portion of the Florida Cluster. Currently, the Florida Cluster has approximately 40 high-speed Internet customers and approximately 130 dial-up Internet customers.

The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, customer service, technical and marketing functions are coordinated from this location. The Florida Cluster, as of December 31, 1999, passed an estimated 10,000 homes and had 6,533 basic subscribers and 2,833 premium subscriptions.

The University of Florida, located in Gainesville, has contributed to the economic stability of the Florida Cluster's areas. Other industries providing employment in the area include agriculture, ranching and tourism.

The Tennessee Cluster. The Company acquired the Systems comprising the Tennessee Cluster in one transaction on December 10, 1998. These Systems serve rural communities located Northeast of Knoxville, Tennessee. All administrative, technical and marketing functions are coordinated out of one central office located in Tazewell, Tennessee.

Since acquiring this Cluster, the Company has spent $2.4 million on capital expenditures, the majority of which is for the 750 MHz HFC upgrade that is currently in process. Once this upgrade is complete, which is expected to occur in early 2001, the Company will be offering its two-way high-speed Internet services to the approximately 6,100 subscribers. During 1999, the Company began offering its dial-up Internet service and currently has approximately 370 dial-up Internet customers.

The economies of the communities served by the Tennessee Cluster benefit from many furniture manufacturers as well as medical supply manufacturers and the agriculture industry. As of December 31, 1999, the Tennessee Cluster passed an estimated 12,000 homes and had 6,089 basic subscribers and 370 premium subscriptions.

On March 5, 1999 the Company sold its entire cable system in Wartburg, Tennessee (See "Part II - Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales of Cable Systems").

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

Cable programming costs are expected to continue to increase primarily due to additional programming being provided to subscribers, increased costs to purchase cable programming and inflationary increases. In 1997, 1998 and 1999, programming costs as a percentage of revenues were 18.3%, 19.9% and 20.1%, respectively. No assurance can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

The Systems offer their subscribers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and in some systems local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. Primarily for competitive reasons, the Company generally endeavors to offer a single level of basic service containing all broadcast and satellite-delivered programming. In a few Systems, however, the Company does offer two tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air) and a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT). The Company also offers premium programming services, both on a per-channel basis and, in many Systems, as part of premium service packages as well as multiple tiers of digital satellite service through HITS.

Monthly subscriber rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 1999, the Company's monthly full basic service rates for residential subscribers ranged from $13.95 to $39.99 and per-channel premium service rates (not including special promotions) ranged from $5.95 to $12.95 per service. At December 31, 1999, the weighted average price for the Company's monthly full basic service was approximately $35.25.

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

Other potential sources of revenue for cable television systems include the lease of tower space to cellular telephone, personal communications services ("PCS"), and paging companies and other transmission businesses and the sale of programming featuring movies and special events to customers on a pay-per-view basis, which the Company can now offer through its HITS service.

While the Company also offers advanced telecommunications services (including Internet services as discussed below), it anticipates that monthly subscriber fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

INTERNET SERVICES:

As of December 31, 1999 the Company had the capabilities of providing its high-speed Internet service, via either one-way or two-way, to approximately 30,000 of its basic cable subscribers. In addition, the Company, as of December 31, 1999, was offering its traditional dial-up Internet services to over 50% of its cable subscribers.

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

Monthly rates charged to Internet customers vary based on the type of service they receive. In some of the Systems a discount is given to those Internet customers who also receive the Company's cable television service. At December 31, 1999, the Company's monthly Internet rate varied from $17.95, for a dial-up customer who also receives cable television, to $54.95 for high-speed commercial customers.

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

As part of its efforts to maximize cash flow, and in response to increasing competition, the Company has attempted to add and retain subscribers and increase cash flow per subscriber by aggressively marketing its basic and premium service offerings as well as its Internet and HITS services. To this end, the Company utilizes a number of coordinated marketing techniques, including (i) direct door to door sales, (ii) local newspaper and radio advertising and cable system promotional advertising insertion in certain satellite programs, (iii) direct mail, (iv) telemarketing, primarily for premium service subscriptions, and (v) monthly billing statement inserts. There can be no assurance that the Company's efforts in this area will be successful. See "- Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information."

TECHNICAL OVERVIEW:

The following table sets forth certain information, as of December 31, 1999, regarding the analog channel capacities and miles of plant of the Systems:


                                           300 MHZ         330 MHZ         400 MHZ         450 MHZ         750 MHZ
                                           UP TO 36        UP TO 42        UP TO 54        UP TO 62       UP TO 100
                                           CHANNELS        CHANNELS        CHANNELS        CHANNELS       CHANNELS          TOTAL
                                           --------        --------        --------        --------       --------          -----
Number of headends (1)                          11              16               1             13               8              49
Number of subscribers as of
   December 31, 1999 (1)                    14,401          10,447             418         27,885          18,713          71,864
% of subscribers                              20.0%           14.5%            0.6%          38.8%           26.1%          100.0%
Miles of Plant                                 786             488               6          1,244             730           3,254
% of miles of plant                           24.2%           15.0%            0.2%          38.2%           22.4%          100.0%


    (1) Some of the Company's headends have subscribers on multiple bandwidth levels. In these instances the headend has been included in the highest bandwidth category offered but the subscribers have been allocated to their actual bandwidth category.

The Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its Tennessee Cluster which serves approximately 6,100 subscribers. Upon completion of the Tennessee upgrade, which is expected to occur during 2001, and with the upgrades that have already been completed, the Company will have the ability to provide advanced telecommunications services to approximately 50% of its December 31, 1999 subscriber base.

The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

The Company utilizes a "trap" scheme, except in the Tennessee Cluster which utilizes addressable converters, whereby a technician installs filters, or traps, at each cabled home enabling the technician to configure the programming received by each subscriber. Upon completion of a System upgrade, the Company will enable digital addressable technology to certain of its subscribers to take advantage of the HITS service. That service transmits digitally compressed signals of niche satellite programming, multiplexed premium services, pay-per-view movies and music for reception by cable systems, which in turn deliver them to their subscribers.

While some of the Company's Systems are wired exclusively with coaxial cable; the remaining Systems utilize fiber optic cable in conjunction with coaxial cable. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The Company plans to use an HFC design across those portions of its cable plant that serve its highest subscriber densities to most efficiently upgrade the Systems. Additionally, the Company plans to use fiber optic technology to interconnect certain headends and install fiber backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improved picture quality and system reliability.

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

At December 31, 1999, the Company held 120 franchises. These franchises, substantially all of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.7% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 1999:


                                                     PERCENTAGE            NUMBER           PERCENTAGE
             YEAR OF                 NUMBER OF        OF TOTAL            OF BASIC        OF TOTAL BASIC
       FRANCHISE EXPIRATION          FRANCHISES      FRANCHISES          SUBSCRIBERS       SUBSCRIBERS
       --------------------          ----------      ----------          -----------       -----------
Prior to 2002                             8               6.0 %              2,834               3.9 %
2002 - 2006                              35              26.3               18,426              25.6
2007 - 2010                              29              21.8               19,935              27.7
2011 and after                           44              33.1               24,991              34.9
No expiration date                        4               3.0                1,404               2.0
                                        ---             -----               ------             -----
     Subtotal                           120              90.2               67,590              94.1
No franchise required                    13               9.8                4,274               5.9
                                        ---             -----               ------             -----
     Total                              133             100.0 %             71,864             100.0 %
                                        ===             =====               ======             =====

The Company believes that it has good relationships with its franchising authorities. To date, the Company has never had a franchise revoked for any of its Systems, and no request by the Company for a franchise renewal or extension has been denied, although such renewals and extensions have frequently entailed mutually acceptable franchise modifications.

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

In recent years, the Federal Communications Commission ("FCC") and the Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to satellite dishes as small as eighteen inches located the on customer premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems have increased channel capacity to over 100, enabling them to provide movies, broadcast stations, high-speed Internet access, and other program service comparable to those of cable television systems. DBS is currently being heavily marketed on a nationwide basis by two specific providers and is a significant competitor to traditional hardline cable service providers, including the Company.

The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high costs for additional outlets and a lack of local broadcast programming in smaller markets, service and equipment distribution. With respect to local broadcast television programming, recent legislation has removed legal obstacles to the retransmission of such programming to DBS subscribers. DBS providers are now making local broadcast programming available in certain larger markets. If subsequent rural loan legislation is enacted, local broadcast programming may become available to DBS subscribers in smaller markets. In rural markets it may not be cost effective for DBS providers to provide local programming unless it is subsidized by the federal government. The Company's strategy of providing pay-per-view and satellite niche programming via the HITS application in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with Internet services and other advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition. The principal DBS systems with which the Company's Systems compete are DirectTV and Echostar.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service ("MMDS") which uses low power microwaves to transmit video programming and high speed data services, including Internet access, over the air to customers. Additionally, the FCC has licensed Local Multipoint Distribution Service ("LMDS") systems, which can provide multichannel wireless video services in the 28 gigahertz ("GHz") band and has scheduled auctions in the future for licenses in the 24 GHz and 39 GHz bands. LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology has increased significantly the channel capacity of the systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of wireless distribution systems to compete may be hampered in some areas by physical terrain and foliage. Although prohibitive topography and limited "line of sight" access have limited competition from wireless distribution systems in a majority of the Company's franchise service areas, the Company has experienced such competition in portions of its Systems in Oklahoma, Texas, Louisiana and Florida.

The 1996 Telecom Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless (MMDS) transmission. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small markets in which it provides, or expects to provide, cable services are unlikely to support competition in the provision of video and broadband telecommunications services given the lower population densities and higher costs per subscriber of installing plant.

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

The entry of electric utility companies into the cable business, which was authorized by the 1996 Telecom Act, could also have an adverse affect on the Company's business. In addition, well capitalized businesses from outside of the cable industry may become competitors for franchises or providers of competing services.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems, as well as the introduction of new xDSL services, by LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other non-video services. In addition, wireless Internet access is now offered in some markets by cellular, PCS and other mobile service providers, such as Nextel.

Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

LEGISLATION AND REGULATION:

General. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecom Act alters the regulatory structure governing the nation's telecommunications providers. It removes barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

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

The FCC formerly administered rate regulation of cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. However, the 1996 Telecom Act eliminated CPST regulation effective March 31, 1999. Accordingly, the FCC cannot act on CPST rate increases that occur after that date.

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

In an effort to ease the regulatory burden on small cable systems, the FCC has created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules. The 1996 Telecom Act provides additional relief for small cable operators. For franchising units with less than 50,000 subscribers and owned by an operator with less than one percent of the nation's cable subscribers (i.e. approximately 600,000 subscribers) that is not affiliated with any entities with aggregate annual gross revenues exceeding $250 million, CPST rate regulation was automatically eliminated by the 1996 Telecom Act.

Although FCC regulation of CPST rates for all systems (regardless of size) expired on March 31, 1999, critics of the cable television industry have called for more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed. The 1996 Telecom Act also relaxes existing uniform rate requirements by specifying that uniform rate requirements do not apply where the operator faces "effective competition," and by exempting bulk discounts to multiple dwelling units, although complaints about predatory pricing still may be made to the FCC.

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

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunication carriers. The Supreme Court, in January 1999, upheld the FCC's authority to adopt pricing rules for unbundled network elements and resale by competitive LEC's. The FCC's pricing rules may be subject to further judicial review.

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

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule establishes a nationwide ownership cap on any cable operator equal to 30% of all nationwide subscribers to multichannel video programming distributors, including cable and DBS subscribers. The FCC has stayed this horizontal ownership rule pending further judicial review.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. In order to satisfy these requirements the Company has agreed, in limited circumstances, to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. Currently, the Company has agreements in place for the majority of its broadcast channels and is involved in ongoing discussions with the balance of the broadcasters to obtain an agreement. The Company believes that it will be able to successfully reach an agreement with the majority of the remaining broadcasters so that its compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act will not have a material effect on its operations, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must carry all analog and digital signals transmitted by the television stations. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

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

Inside Wiring. The FCC has determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video services within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and leave the already competitive MDU sector even more challenging for incumbent cable operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including DBS receivers, on rental property within the exclusive use of a tenant (such as balconies and patios).

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

Internet Service Regulation. Although there is no significant federal regulation of cable system delivery of Internet services at the current time, and even though the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced in Congress and at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. Certain Internet service providers have attempted, unsuccessfully, to use existing commercial leased access provisions to gain access to cable system delivery. Finally, some LFAs have imposed mandatory Internet access requirements as part of cable franchise renewals or transfer approvals. LFA authority to impose such requirements was upheld by a U.S District Court in Portland, Oregon and is now on appeal before the Ninth Circuit. Numerous LFAs are considering imposing similar mandatory access requirements either during the renewal or transfer processes or pursuant to their general franchise authority. Mandatory access conditions, similar to those described above, could be imposed on the Company by LFAs or through future regulatory, judicial or legislative developments and could have adverse affects on the Company's operations.

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

EMPLOYEES:

At December 31, 1999, the Company had approximately 161 full-time employees and 7 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Effective December 29, 1999, with the approval of James' Partnership Advisory Board and more than 96% of its limited partners, the limited partnership agreement of James was amended and restated in its entirety. The James Cable Partners, L.P. Second Amended and Restated Agreement of Limited Partnership dated as of December 29, 1999 (the "Partnership Agreement") is substantially similar to James' prior limited partnership agreement. The most significant changes effected by such amendment and restatement include the creation of a second class of limited partnership interests and a reduction, from 96% or 66%, as applicable, to 51%, in the requisite percentage consent of limited partners necessary to undertake certain actions.

In connection with the adoption of the Partnership Agreement, and with the approval of James' Partnership Advisory Board and its limited partners, (i) the incentive compensation payable by James to the general partner pursuant to the 1994 General Partner Incentive Compensation Agreement dated December 9, 1994 was converted to a 2% Class A limited partnership interest and (ii) the general partner was issued an option to acquire a Class B limited partnership interest of not more than 3.125% and not less than 2.5%.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

EQUITY INTERESTS:

Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.95% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 1999, there was one holder of the general partnership interest and 17 holders of the limited partnership interests. See also "Part III
- Item 10. Directors and Executive Officers" and " - Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 1999, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 1999. The financial data for the years ended December 31, 1995 to 1999 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 1998 and 1999 and for each of the years in the three-year period ended December 31, 1999, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                             Selected Financial Data
                 (amounts in thousands, except subscriber data)


                                                                              YEAR ENDED DECEMBER 31,
                                                     1995             1996             1997          1998 (15)        1999 (15)
                                                     ----             ----             ----          ---------        ---------
STATEMENT OF OPERATIONS DATA:
Revenues                                            $33,305          $35,213          $35,778          $37,758          $37,372
System operating expenses (1)                        15,073           16,249           17,400           19,410           20,445
Non-system operating expenses (2)                     2,280            2,480            2,585            2,960            2,831
Depreciation and amortization                        12,214            9,272            7,930            7,561            8,013
                                                    ---------------------------------------------------------------------------
Operating income                                      3,738            7,212            7,863            7,827            6,083
Interest expense, net                                 9,659            8,852            9,470           11,026           11,020
General partner incentive payment                       ---              ---              ---              ---              540
Other expenses, net                                     141              254              233              112              109
                                                    ---------------------------------------------------------------------------
Loss before gains on sales and
   extraordinary items                               (6,062)          (1,894)          (1,840)          (3,311)          (5,586)
Gains on sales of cable
   systems                                              ---              ---              ---              ---           15,886
Extraordinary loss due to debt
   refinancing                                          548              ---            3,125              ---              ---
                                                    ---------------------------------------------------------------------------
Net (loss) income                                   ($6,610)         ($1,894)         ($4,965)         ($3,311)         $10,300
                                                    ===========================================================================
OTHER DATA:
EBITDA (3)                                          $15,952          $16,484          $15,793          $15,388          $14,096
System operating cash flow (4)                       18,232           18,964           18,378           18,348           16,927
Capital expenditures                                  2,405            3,942            7,596            9,171           11,767
EBITDA margin (5)                                      47.9%            46.8%            44.1%            40.8%            37.7%
Ratio of earnings to fixed
   charges (6)                                          ---              ---              ---              ---              1.9x

CASH FLOW DATA:
Cash provided by operating
   activities                                        $6,901           $9,066           $8,403           $5,133           $3,706
Cash (used in) provided by
   investing activities                              (2,405)          (3,942)          (7,596)         (16,971)           3,671
Cash (used in) provided by
   financing activities                              (3,844)          (6,079)           8,995            3,400           (3,500)
                                                    ---------------------------------------------------------------------------
Net increase (decrease) in cash                        $652            ($955)          $9,802          ($8,438)          $3,877
                                                    ===========================================================================
SUMMARY SUBSCRIBER DATA:
Homes passed (7)                                    128,908          129,291          129,291          138,040          129,600
Basic subscribers (8)                                80,190           78,449           78,197           84,755           71,864
Basic penetration (9)                                  62.2%            60.7%            60.5%            61.4%            55.5%
Premium subscriptions (10)                           28,900           25,652           24,076           26,413           23,001
Premium penetration (11)                               36.0%            32.7%            30.8%            31.2%            32.0%
Average monthly total revenues
   per subscriber (12)                               $34.56           $36.89           $38.10           $39.95           $41.56
System operating cash flow per
   subscriber (13)                                     $227             $238             $235             $233             $226
EBITDA per subscriber (14)                             $199             $207             $202             $195             $188


                                                                                   AT DECEMBER 31,
                                                      1995             1996             1997             1998             1999
                                                      ----             ----             ----             ----             ----
BALANCE SHEET DATA:
Cash and cash equivalents                            $1,056             $101           $9,903           $1,465           $5,342
Total assets                                         39,727           32,844           43,912           44,367           51,799
Total debt                                           88,573           82,494          100,000          103,500          100,000
Partners' deficit                                   (54,452)         (56,346)         (65,711)         (69,022)         (58,183)

NOTES TO SELECTED FINANCIAL DATA

(1)  System operating expenses exclude depreciation and amortization.
(2) Non-system operating expenses consist primarily of management fees payable to the General Partner of the Company.
(3) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.
(4) System operating cash flow represents revenues less system operating expenses. System operating cash flow should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.
(5)  EBITDA margin represents EBITDA divided by revenues.
(6) For purposes of calculating the ratio of earnings to fixed charges, earnings includes income or loss before extraordinary items plus interest expense (which includes amortization of debt issuance costs). Fixed charges consist of interest expense incurred (including amortization of debt issuance costs) and the estimated interest component of rent expense. Earnings were inadequate to cover fixed charges by $6.1 million, $1.9 million, $1.8 million and $3.3 million for the years ended December 31, 1995, 1996, 1997 and 1998, respectively.
(7) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.
(8) For purposes of all information presented herein, unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located.
(9)  Basic subscribers as a percentage of homes passed.
(10) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.
(11) Premium subscriptions as a percentage of basic subscribers.
(12) The average of the monthly total revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.
(13) System operating cash flow divided by the average number of basic subscribers for the period.
(14) EBITDA divided by the average number of basic subscribers for the period.
(15) The figures shown for 1998 reflect the Company's December 1998 purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia (See "- Sales of Cable Systems").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the Company's financial condition and results of operations for each of the years ended December 31, 1997, 1998 and 1999. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

OVERVIEW:

Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees, leased line fees and cable modem installation charges. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 1999, the Company had 71,864 basic subscribers and 23,001 premium subscriptions, representing basic penetration of 55.5% and premium penetration of 32.0%. The table below sets forth, for the periods indicated, the percentage of the Company's total revenues attributable to the various sources:


                                     YEAR ENDED DECEMBER 31,
                              1997             1998            1999
                              ----             ----            ----
           Basic                83.8 %           83.5 %          82.3 %
           Premium               9.2              8.7             7.9
           Internet              0.0              0.3             2.1
           HITS                  0.0              0.0             0.1
           Other                 7.0              7.5             7.6
                             ------------     ------------    ------------
                               100.0 %          100.0 %         100.0 %
                             ============     ============    ============


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

Significant Leverage. At December 31, 1999, the Company's indebtedness was $100.0 million, its total assets were $51.8 million, and its partners' deficit was $58.2 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes;
(b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain DBS and telephone companies, which may limit the Company's flexibility in reacting to changes in its business.

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:



                                                      1997              1998              1999
                                                      ----              ----              ----
Revenues                                               100.0 %           100.0 %           100.0 %
System operating expenses                               48.6              51.4              54.7
Non-system operating expenses                            7.2               7.9               7.6
Depreciation and amortization                           22.2              20.0              21.4
                                                   -----------       -----------       -----------
Operating income                                        22.0              20.7              16.3
Interest expense, net                                   26.5              29.2              29.5
General partner incentive payment                        0.0               0.0               1.4
Other expenses, net                                      0.7               0.3               0.3
                                                   -----------       -----------       -----------
Loss before gains on sales and
   extraordinary items                                  (5.2)             (8.8)            (14.9)
Gains on sales of cable
   systems                                               ---               ---              42.5
Extraordinary loss due to debt
   refinancing                                           8.7               ---               ---
                                                   -----------       -----------       -----------
Net (loss) income                                      (13.9)%            (8.8)%            27.6 %
                                                   ===========       ===========       ===========
EBITDA margin                                           44.1 %            40.8 %            37.7 %


RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998:

Revenues. Revenues decreased by $400,000, or 1.0%, from $37.8 million in 1998 to $37.4 million in 1999. This decrease is primarily the result of a reduction in the Company's basic and premium revenues of $1.1 million from 1998 to 1999 which was partially offset by a $700,000 increase in its Internet revenues for the same periods. The decrease in the Company's basic and premium revenues are a result of both the sale of the Company's Tennessee (Wartburg) and Forysth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") and the decrease in the Company's subscriber base discussed below. Average basic revenues per subscriber per month increased from $33.35 to $34.18, or 2.5%, between 1998 and 1999 due to rate increases imposed by the Company in the fourth quarters of each of those years.

Subscribers. At December 31, 1999 the Company had 71,864 subscribers which represents a decrease of 12,891 from the 84,755 subscribers at December 31, 1998. This decrease is primarily the result of sale of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") which accounted for 11,259 of the December 31, 1998 subscribers. These sales were partially offset by the purchase of approximately 900 subscribers in Lafayette, Alabama from the Company's franchised cable service competitor in November of 1999. Without such sales and purchase, the Company's subscriber base decreased by 2,528. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item 1. Business - Competition"). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

System Operating Expenses. System operating expenses increased 5.3% from $19.4 million in 1998 to $20.4 million in 1999. This increase was primarily the result of additional costs related to the launching of Internet services in many of the Company's Systems during 1999, as well as increases in programming costs associated with new channel offerings and increased rates charged by programming suppliers. As a percentage of revenues, system operating expenses increased by 3.3% from 51.4% in 1998 to 54.7% in 1999.

Non-System Operating Expenses. Non-system operating expenses, which consist primarily of amounts paid to the General Partner for management expenses, decreased 4.3% from $3.0 million in 1998 to $2.8 million in 1999, primarily due to decreases in legal and other professional fees.

EBITDA. As a result of the foregoing, EBITDA in 1999 was $14.1 million, a decrease of 8.4% from EBITDA in 1998 of $15.4 million.

Depreciation and Amortization. Depreciation and amortization increased 6.0% from $7.6 million in 1998 to $8.0 million in 1999, due to the capital expenditures associated with the Company's ongoing selective upgrades.

Interest Expense, Net. Interest expense, net remained constant at $11.0 million for 1998 and 1999. Interest expense decreases of $300,000 which resulted from capitalization of interest costs associated with the Company's ongoing selective upgrades were offset by a decrease in interest income of approximately $200,000 from 1998 to 1999.

Loss before Gains on Sales and Extraordinary Items. As a result of the foregoing factors, the Company's loss before gains on sales and extraordinary items increased $2.3 million from $3.3 million in 1998 to $5.6 million in 1999.

Net Income / Loss. As a result of the foregoing factors, and because of the gains on the sales of the Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") of $15.9 million, the Company experienced net income of $10.3 million in 1999 as compared to a net loss of $3.3 million in 1998.

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

Subscribers. During 1998, the Company experienced an increase of 6,558 subscribers (from 78,197 at December 31, 1997 to 84,755 at December 31, 1998) as a result of its acquisition of Fannon Cable TV, Inc. in December of 1998. Without this acquisition, the Company's subscriber count was essentially unchanged from 1997 to 1998. The Company believes that the growth of its subscriber base has been offset by the increased availability and affordability of competitive video services and generally reflects the cable industry's experience as a whole with respect to increased competition from satellite dishes and wireless cable services (See "Item 1. Business - Competition").

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

Loss before Gains on Sales and Extraordinary Items. As a result of the foregoing factors, the Company's loss before gains on sales and extraordinary items increased $1.5 million from $1.8 million in 1997 to $3.3 million in 1998.

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

Net cash from operating activities was $8.4 million, $5.1 million and $3.7 million for the years ended December 31, 1997, 1998 and 1999, respectively. Net cash from investing activities was $3.7 million for the year ended December 31, 1999 as compared to net cash used in investing activities of $17.0 million for the year ended December 31, 1998. This change in investing activities was primarily due to the $7.8 million spent in acquiring Fannon Cable TV, Inc. in 1998 and the $16.7 million received from the sales of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") in 1999. In addition, the Company's capital expenditures increased from $9.2 million in 1998 to $11.8 million in 1999 as a result of the capital improvement projects which were in process during 1999. Cash flows used in financing activities were $3.5 million for the year ended December 31, 1999 as compared to cash flows from financing activities of $3.4 million for the year ended December 31, 1998. This change in financing activities is primarily attributable to $3.5 million in borrowings associated with the acquisition of Fannon Cable TV, Inc. in 1998 that were repaid in March of 1999 following the System sales.

Total assets increased $7.4 million from $44.4 million at December 31, 1998 to $51.8 million at December 31, 1999. This increase resulted from significant changes in the Company's cash, net property and equipment, and net intangible assets. Cash increased by $3.9 million primarily as a result of the proceeds received on the sale of its Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems"). Net property and equipment increased by $5.9 million as a result of the Company's capital improvement projects which were in process during 1999. Net intangible assets decreased $1.7 million primarily as a result of the 1999 amortization expense. The net property and equipment and the net intangible assets were not materially affected by the System sales because the assets sold were fully or nearly fully depreciated or amortized.

Total debt decreased from $103.5 million at December 31, 1998 to $100.0 million at December 31, 1999. This $3.5 million decrease in debt was the direct result of the Company's repayment of the borrowings associated with its acquisition of Fannon Cable TV, Inc.

As of December 31, 1999, the Company had completed the upgrades of its cable plant to 750 MHz in Durant and Calera, Oklahoma, serving approximately 4,400 subscribers; Hawkinsville and Cochran, Georgia, serving approximately 2,600 subscribers; Douglas, Torrington, Wheatland and Lingle, Wyoming, serving approximately 5,500 subscribers; Roanoke and Wadley, Alabama, serving approximately 2,300 subscribers; and Eatonton, Madison and Gray, Georgia, serving approximately 3,900 subscribers. Also, the Company has completed its projects in Westlake, Louisiana, serving approximately 6,600 subscribers, and Decatur, Texas, serving approximately 1,100 subscribers, in which it supplemented its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services.

In addition, the Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its Tennessee System which serves approximately 6,100 subscribers. Upon completion of the Tennessee upgrade, which is expected to occur during 2001, and with the completed upgrades discussed above, the Company will have the ability to provide advanced telecommunications services to approximately 50% of its December 31, 1999 total subscriber base.

The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

The Notes. The Company has outstanding an aggregate principal amount of $100,000,000 of its 10 3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The Credit Facility matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.50 to 1. As of December 31, 1999, this covenant limited the Company's maximum borrowings thereunder to approximately $2 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity.

The Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and (c) maintain the total debt ratio described above. In addition, the second amendment to the Credit Facility, which is dated December 31, 1999 (See "Part IV - Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K - Exhibit (4)(g)"), added certain restrictions to the amount of capital expenditures that the Company can make for the remainder of the Credit Facility term. The Company is in compliance with each of these covenants.

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

YEAR 2000 COMPLIANCE:

The Year 2000 issue had the potential of impacting the Company in three different areas: (1) The technical aspects of the Company's business, (2) the Company's accounting and billing and (3) programming reception. However, the Company did not experience any significant malfunctions or errors in its operating or business systems when the date changed from 1999 to 2000. Moreover, based on its operations since January 1, 2000, the Company does not expect any significant impact on its continuing business as a result of the "Year 2000 issues."

It is possible that the full impact of the date change, which was of concern due to computer programs that use two digits instead of four digits to define years, has not been fully recognized. For example, it is possible that Year 2000 or similar issues, such as leap-year related problems, may occur at monthly, quarterly or yearly intervals. The Company believes, though, that any such problems are likely to be minor and correctable. In addition, the Company could still be negatively impacted if its customers or suppliers are adversely affected by the Year 2000 or similar issues. The Company currently is not aware of any significant Year 2000 or similar problems that have arisen for its customers and suppliers.

Due in part to the Company's historical reliance on third party vendors in the areas of concern, the costs incurred by the Company in connection with its Year 2000 readiness efforts were immaterial to the Company's operations.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

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

SALES OF CABLE SYSTEMS:

Sale of the Tennessee (Wartburg) Cluster. On March 5, 1999, pursuant to an Asset Purchase Agreement dated as of July 31, 1998, the Company sold its cable television systems in Pickett County, Scott County, Morgan County, Roane County, Fentress County and Cumberland County, Tennessee, all of which made-up the Tennessee (Wartburg) System, to Rapid Communications Partners, L.P. for $14.7 million in cash. As a result of the sale, the Company's remaining operations in Tennessee consist only of its Tazewell, Tennessee System.

Sale of the Forsyth System. On March 31, 1999, pursuant to an Asset Purchase Agreement dated as of February 2, 1999, the Company sold its cable television system, serving approximately 1,700 subscribers, in Forsyth and Monroe County, Georgia to the City of Forsyth for $2.3 million in cash.

The net gains on the above sales are calculated as follows:



                                           Tennessee          Forsyth            Totals
                                           ---------          -------            ------
Net sale proceeds                          $14,453,000        $2,292,000        $16,745,000
Basis of assets sold                           570,876           288,439            859,315
                                    --------------------------------------------------------
Gain on sale                               $13,882,124        $2,003,561        $15,885,685
                                    ========================================================




FORWARD-LOOKING STATEMENTS:

From time to time, we may publish forward-looking statements relating to such matters as anticipated financial performance, business prospects, new products, and similar matters. These forward-looking statements are subject to risks and uncertainties.

When we use any of the words "intends", "believes," "expects," "anticipates" or similar expressions, we are making forward-looking statements. For such statements we claim the protection of the Private Securities Litigation Reform Act of 1995 which provides a safe harbor for forward-looking statements.

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

We could lose subscribers to new technologies. Since 1995, we have experienced increased competition from new technologies such as wireless cable services and DBS services. Due to regulatory changes, we also face potential competition from telephone companies. Many of our competitors have significantly greater financial resources than us. Not withstanding the various Systems that we have purchased and sold, our total subscribers have decreased by approximately 5.4% between December 31, 1996 and December 31, 1999. The Company believes that one of the primary reasons for this loss in its subscriber base is the increased availability, affordability and increased marketing efforts of competitive video services from satellite dishes and other alternatives to traditional hardline cable service. Specifically, DBS has recently emerged as a significant competitor with the Company due to several factors including (i) a much heavier emphasis on marketing campaigns, (ii) a significant reduction in the cost of the equipment necessary for a customer to receive the DBS service and (iii) recent legislation that allows certain DBS customers to receive local broadcast programming (See "Part 1. Business - Competition"). While we believe our strategy of upgrading certain Systems to provide enhanced video programming, Internet access, telephony and other advanced telecommunications services will allow the Company to remain competitive in most of its markets, there can be no assurance that this will be the case.

Our new lines of business involve additional risk. While we do not have extensive experience providing Internet access and other advanced telecommunications services, at December 31, 1999 we had successfully launched commercial Internet service in a certain portion of every Cluster.

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

FCC rules permit local franchise authorities to review basic service rates, and under certain circumstances, challenge CPST rates at the FCC. An adverse ruling in any such proceeding could require us to reduce our rates and pay refunds. A reduction in our rates or the payment of refunds could have a material adverse effect on us. Once the maximum permitted rate allowed by FCC rules is being charged by us in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Although the regulation of the CPST expired for all cable systems on March 31, 1999, critics of the cable television industry have called for the reinstatement of this regulation and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

Our franchises are non-exclusive and are subject to renewal. We operate our Systems under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Each franchise is generally granted for a fixed term ranging from five to 15 years but may be terminated if the franchisee fails to comply with the material provisions thereof. Our franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 1999, we had 8 franchises (representing 3.9% of our basic subscribers) expiring prior to 2002 and 35 franchises (representing 25.6% of our basic subscribers) expiring between 2002 and 2006.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

No disclosures are required with respect to this item because the Company did not hold, either during the years ended December 31, 1999 and 1998, or at December 31, 1999 or 1998, any market risk sensitive instruments.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages FS-1 through FS-16 which are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

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



                         NAME                                 AGE    FUNCTIONS PERFORMED
                      ----------                              ---    -------------------
                 William R. James........................       66   President and
                                                                     Chief Executive Officer
                 C. Timothy Trenary......................       43   Chief Operating Officer
                 Daniel K. Shoemaker.....................       37   Chief Financial Officer
                 Scott A. Madison........................       42   Director of Engineering



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

ITEM 11.   EXECUTIVE COMPENSATION

The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the Systems owned by the Company during such year. The amount of the management fee was approximately $1,822,000, $1,905,000 and $1,868,000 in 1997, 1998 and 1999,
respectively. No other amounts were paid to the General Partner by the Company in those years.

Effective December 29, 1999, with the consent of James' Partnership Advisory Board and more than 96% of the limited partners of James, the limited partnership agreement was amended and restated in its entirety. In connection with the adoption of the Partnership Agreement, and with the approval of James' Partnership Advisory Board and its limited partners, (i) the incentive compensation payable by James to the general partner pursuant to the 1994 General Partner Incentive Compensation Agreement dated December 29, 1994 was converted to a 2% Class A limited partnership interest, and (ii) the general partner was issued an option to acquire a Class B limited partnership interest of not more than 3.125% and not less than 2.5%.

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 1999, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:


                         NAME AND ADDRESS OF
                          BENEFICIAL OWNER                                     TYPE OF INTEREST(1)     % OF CLASS
         ------------------------------------------------------                -------------------     ----------

         William R. James(2)...............................................    General partnership            *
         710 North Woodward Avenue, Suite 180                                  Limited partnership           2.9%
         Bloomfield Hills, Michigan 48304
         C. Timothy Trenary(3).............................................    General partnership            *
         710 North Woodward Avenue, Suite 180                                  Limited partnership            *
         Bloomfield Hills, Michigan 48304
         Daniel K. Shoemaker(4)............................................    General partnership            *
         710 North Woodward Avenue, Suite 180                                  Limited partnership            *
         Bloomfield Hills, Michigan 48304
         Scott A. Madison..................................................    None
         710 North Woodward Avenue, Suite 180
         Bloomfield Hills, Michigan 48304
         SCP Acquisition LLC...............................................    Limited partnership          88.1%
         767 Fifth Avenue, 45th Floor
         New York, New York  10153
         All Directors and Executive Officers as a group...................    General partnership            *
                                                                               Limited partnership           3.2%


----------
 *    Less than 1.00%.
(1) The general partnership interest represents 0.95% of the Company's total partnership interest.
(2) Reflects ownership of all of the capital stock of Jamesco Inc., which holds a 91.5% interest in the General
      Partner. Mr. James performs the functions of a Director of the Company. He also performs the functions of Chief Executive Officer of the Company.
(3) Reflects ownership of all of the capital stock of Trenary Corp., Ltd., which holds a 7.5% interest in the General Partner. Mr. Trenary performs the functions of a Director of the Company. He also performs the functions of Chief Operating Officer of the Company.
(4) Reflects ownership of all of the capital stock of DKS Holdings, Inc., which holds a 1.0% interest in the General Partner. Mr. Shoemaker performs the functions of a Director of the Company. He also performs the functions of Chief Financial Officer of the Company.

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

    (3)(a)/(10)(c)                      Second Amended and Restated Agreement of Limited Partnership of James Cable
                                        Partners, L.P. dated as of December 29, 1999.*

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

    (4)(f)                              First Amendment to the Credit Agreement dated as of August 15, 1998 among James Cable Partners, L.P., the lenders party thereto, NBD Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as administrative agent (incorporated by reference to Exhibit 4.7 of the registrant's Form 10-Q as filed with the Securities and Exchange
                                        Commission for the quarterly period ended June 30, 1998).

    (4)(g)                              Second Amendment to the Credit Agreement dated as of December 31, 1999 among James Cable Partners, L.P., the lenders party thereto, Bank One,
                                        Michigan (formerly known as NBD Bank), as documentation agent, and
                                        Canadian Imperial Bank of Commerce, as administrative agent.*

    (4)(h)                              Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and James Communications Partners.*

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


    --------------------------

    *    Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:



    (3)(a)/(10)(c)   Second Amended and Restated Agreement of Limited Partnership of James Cable Partners, L.P.
                     dated as of December 29, 1999.*

    (3)(b)           Certificate of Limited Partnership of the Company (incorporated by reference to
                     Exhibit 3.2 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no.
                     333-35183)).

    (4)(h)           Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable
                     Partners, L.P. and James Communications Partners.*



REPORTS ON FORM 8-K:

None.

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:


                                                                                                     10-K
                                                                                                     Report
                                                                                                     page(s)
                                                                                                     -------
    James Cable Partners, L.P. and Subsidiary:
       Independent Auditors' Report.............................................................     FS-1
       Consolidated balance sheets as of December 31, 1998 and 1999.............................     FS-2
       Consolidated statements of operations for each of the years ended December 31, 1997,
       1998 and 1999............................................................................     FS-3
       Consolidated statements of partners' deficit for each of the years ended December 31,
       1997, 1998 and 1999......................................................................     FS-4
       Consolidated statements of cash flows for each of the years ended December 31, 1997,
       1998 and 1999............................................................................     FS-5
       Notes to consolidated financial statements...............................................     FS-6
    James Cable Finance Corp.:
       Independent Auditors' Report.............................................................     FS-14
       Balance sheets as of December 31, 1998 and 1999..........................................     FS-15
       Notes to balance sheets..................................................................     FS-16


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

INDEPENDENT AUDITORS' REPORT


To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of James Cable Partners, L.P. (a Delaware Limited Partnership) at December 31, 1998 and 1999, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of James Cable Partners, L.P. at December 31, 1998 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.



/s/ Deloitte & Touche LLP


February 4, 2000
Detroit, Michigan

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                          ----------------------------------
                                                                                                1998              1999
                                                                                                -----             -----

                          ASSETS
Cash and cash equivalents                                                                  $    1,465,193    $    5,342,420
Accounts receivable - Subscribers (net of allowance for doubtful
      accounts of $43,971 in 1998 and $28,141 in 1999)                                          3,419,506         3,356,444
Prepaid expenses and other assets (Note 5)                                                        140,426           180,635
Property and equipment: (Note 7)
      Cable television distribution systems and equipment                                      87,266,805        87,448,177
      Land and land improvements                                                                  306,426           296,681
      Buildings and improvements                                                                1,111,621           988,121
      Office furniture and fixtures                                                             1,720,616         2,169,720
      Vehicles                                                                                  3,556,304         3,592,938
                                                                                          ----------------  ----------------
           Total                                                                               93,961,772        94,495,637
      Less accumulated depreciation                                                           (76,026,758)      (70,686,387)
                                                                                          ----------------  ----------------
           Total                                                                               17,935,014        23,809,250
Deferred financing costs (net of accumulated amortization of $843,508
      in 1998 and $1,474,393 in 1999)                                                           3,367,654         2,736,769
Intangible assets, net (Notes 2 and 7)                                                         18,026,202        16,353,084
Deposits                                                                                           13,232            20,842
                                                                                          ----------------  ----------------
           Total assets                                                                    $   44,367,227    $   51,799,444
                                                                                          ================  ================

               LIABILITIES AND PARTNERS' DEFICIT
Liabilites:
      Debt (Note 3)                                                                        $  103,500,000    $  100,000,000
      Accounts payable                                                                            306,658           272,588
      Accrued expenses (Note 5)                                                                 2,416,467         2,584,667
      Accrued interest on 10-3/4% Senior Notes (Note 3)                                         4,031,249         4,031,249
      Unearned revenue                                                                          3,111,739         3,072,305
      Subscriber deposits                                                                          23,424            21,451
                                                                                          ----------------  ----------------
           Total                                                                              113,389,537       109,982,260
Commitments and contingencies (Notes 4 and 6)                                                   ---               ---
Partners' deficit:
      Limited Partners ("L.P.")                                                               (62,650,960)      (52,314,823)
      General Partner ("G.P.")                                                                 (6,371,350)       (5,867,993)
                                                                                          ----------------  ----------------
           Total                                                                              (69,022,310)      (58,182,816)
                                                                                          ----------------  ----------------
           Total liabilities and partners' deficit                                         $   44,367,227    $   51,799,444
                                                                                          ================  ================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                             Year Ended December 31,
                                                               ----------------------------------------------------
                                                                    1997              1998              1999
                                                                    ----              ----              ----
Revenues                                                       $    35,777,675   $    37,757,809   $    37,371,831
System operating expenses (excluding
      depreciation and amortization)                                17,399,790        19,409,691        20,444,576

Non-system operating expenses:
      Management fee (Note 5)                                        1,822,417         1,904,984         1,868,165
      Other                                                            762,304         1,054,698           963,114
                                                               ----------------  ----------------  ----------------
           Total non-system operating expenses                       2,584,721         2,959,682         2,831,279

Depreciation and amortization                                        7,929,986         7,561,451         8,013,278
                                                               ----------------  ----------------  ----------------
           Operating income                                          7,863,178         7,826,985         6,082,698
Interest and other:
      Interest expense                                              (9,646,679)      (11,383,449)      (11,158,350)
      Interest income                                                  176,136           357,138           138,524
      General partner incentive payment (Note 9)                             0                 0          (540,000)
      Other (Note 3)                                                  (232,845)         (111,544)         (109,063)
                                                               ----------------  ----------------  ----------------
           Total interest and other                                 (9,703,388)      (11,137,855)      (11,668,889)
                                                               ----------------  ----------------  ----------------

Loss before gains on sales and extraordinary items                  (1,840,210)       (3,310,870)       (5,586,191)

Gains on sales of cable systems (Note 8)                                     0                 0        15,885,685

Extraordinary loss due to debt
      refinancing (Note 3)                                          (3,125,012)                0                 0
                                                               ----------------  ----------------  ----------------

           Net (loss) income                                   $    (4,965,222)  $    (3,310,870)  $    10,299,494
                                                               ================  ================  ================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                     Limited               General
                                                                     Partners              Partner                 Total
                                                                -------------------   -------------------    ------------------
Balance, December 31, 1996                                      $      (50,587,123)  $        (5,759,095)   $      (56,346,218)
       Net loss                                                         (4,725,402)             (239,820)           (4,965,222)
       Repurchase of warrants                                           (4,187,480)             (212,520)           (4,400,000)
                                                                -------------------   -------------------    ------------------
Balance, December 31, 1997                                             (59,500,005)           (6,211,435)          (65,711,440)
       Net loss                                                         (3,150,955)             (159,915)           (3,310,870)
                                                                -------------------   -------------------    ------------------
Balance, December 31, 1998                                             (62,650,960)           (6,371,350)          (69,022,310)
       Net income                                                        9,796,137               503,357            10,299,494
       Capital contribution                                                540,000                     0               540,000
                                                                ===================   ===================    ==================
Balance, December 31, 1999                                      $      (52,314,823)  $        (5,867,993)   $      (58,182,816)
                                                                ===================   ===================    ==================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                             Year Ended December 31,
                                                                    ------------------------------------------
                                                                    1997              1998              1999
                                                                    ----              ----              ----

Cash Flows from Operating Activities:
      Net (loss) income                                         $   (4,965,222)   $   (3,310,870)   $   10,299,494

      Adjustments to reconcile net (loss) income
           to net cash from operating activities:
           Depreciation                                              2,932,587         3,940,390         5,534,440
           Amortization                                              4,997,399         3,621,061         2,478,838
           Noncash interest expense                                    647,623           616,302           630,885
           Gains on sales of cable systems                                                             (15,885,685)
           Noncash incentive payment                                                                       540,000
           Extraordinary item, net of additional
                interest                                             1,894,451                 0                 0
           (Increase) decrease in assets:
                Accounts receivable                                    (37,271)          (75,161)           63,062
                Prepaid expenses                                         2,128            73,390           (40,209)
                Deposits                                                 4,255             2,550            (7,610)
           (Decrease) increase in liabilities:
                Accounts payable                                      (116,801)           60,823           (34,070)
                Accrued expenses                                    (1,095,548)           83,239           168,200
                Accrued interest on 10-3/4%
                   Senior Notes                                      4,031,249                 0                 0
                Unearned revenue                                       110,950           123,760           (39,434)
                Subscriber deposits                                     (2,394)           (1,855)           (1,973)
                                                                --------------    --------------    --------------
                   Total adjustments                                13,368,628         8,444,499        (6,593,556)
                                                                --------------    --------------    --------------
                   Net cash flows from
                      operating activities                           8,403,406         5,133,629         3,705,938

Cash Flows (used in) from Investing Activities:
      Purchase of Fannon Cable T.V., Inc.                                             (7,800,000)
      Purchase of Edge Cable T.V.                                                                         (750,974)
      Purchase of several Internet businesses                                                             (555,720)
      Net proceeds from sales of systems                                                                16,745,000
      Additions to property and equipment                           (7,595,978)       (9,171,278)      (11,767,017)
                                                                --------------    --------------    --------------
                Net cash flows (used in) from
                   investing activities                             (7,595,978)      (16,971,278)        3,671,289

Cash Flows from (used in) Financing Activities:
      Principal payments on debt                                   (82,407,796)                         (3,500,000)
      Proceeds from debt borrowings                                100,000,000         3,500,000
      Payments on capital lease obligation                             (86,441)
      Deferred financing costs                                      (4,111,162)         (100,000)
      Repurchase of warrants                                        (4,400,000)
                                                                --------------    --------------    --------------
                Net cash flows from (used in)
                   financing activities                              8,994,601         3,400,000        (3,500,000)
                                                                --------------    --------------    --------------
Net Increase (Decrease) in Cash and
      Cash Equivalents                                               9,802,029        (8,437,649)        3,877,227

Cash and Cash Equivalents, Beginning of Year                           100,813         9,902,842         1,465,193
                                                                --------------    --------------    --------------
Cash and Cash Equivalents, End of Year                          $    9,902,842    $    1,465,193    $    5,342,420
                                                                ==============    ==============    ==============
Supplemental Disclosure of Cash Flow Information
      - Cash paid for interest during the period
      (Net of amounts capitalized)                              $    5,651,010    $   10,750,000    $   10,839,835
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

      PARTNERSHIP AGREEMENT - The following represents certain provisions of the James Cable Partners, L.P. Second Amended and Restated Agreement of Limited Partnership dated as of December 29, 1999 (the "Partnership Agreement"):

          Term of Agreement - Unless its term is extended as provided in the Partnership Agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination by the general partner that James should be dissolved, with the approval of 51% of the Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of the Class A Limited Partner interests, (v) the removal of the general partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the general partner.

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

          Distributions - James has not made distributions to any of the partners, cash or property, from the date of inception to the current date. While James does not have plans to make any distributions in the near future, any distributions made would be subject to the provisions of both the Partnership Agreement and James' various debt agreements.

      PROPERTY, PLANT AND EQUIPMENT are recorded at cost. For the year ended December 31, 1999, the Company capitalized interest of $295,223. Depreciation is computed using accelerated methods and includes amounts charged to expense under capital lease obligations. Estimated useful lives for major categories are as follows:

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

      DEFERRED FINANCING COSTS in connection with the refinancing (Note 3) are being amortized on the straight-line method over 5 years for the credit facility and 7 years for the 10-3/4% Senior Notes due 2004.

      REVENUES are recognized in the period in which the related services are provided to the subscribers.

      PROFITS AND LOSSES are generally allocated in accordance with James' Partnership Agreement. Currently, profits and losses are allocated approximately 95% to the limited partners and 5% to the general partner.

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

      FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Credit Facility (Note 3) approximate fair market value due to the short-term of maturities of these instruments.

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

                      December 31, 1998                December 31, 1999
                 -------------------------        --------------------------
                    Carrying        Fair             Carrying        Fair
                     Amount         Value             Amount         Value
                     ------         -----             ------         -----
      The Notes      $100.0         $105.5             $100.0        $100.5



2.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                                           1998                   1999
      Franchise operating rights                                       $ 60,292,548         $ 52,995,548
      Subscriber lists                                                   13,631,000           12,090,720
      Covenants not to compete                                           13,928,200           12,994,200
      Goodwill                                                           18,093,009           16,585,782
      Organization costs                                                  1,248,020            1,248,020
                                                                       ------------         ------------
                 Total                                                  107,192,777           95,914,270
      Less accumulated amortization                                     (89,166,575)         (79,561,186)
                                                                       ------------         ------------
      Total                                                            $ 18,026,202         $ 16,353,084
                                                                       ============         ============


3.    DEBT

      Debt consists of the following:

                                                                          1998                      1999
      10-3/4% Series B Senior Notes due 2004                       $     100,000,000       $       100,000,000
      Bank Credit Facility                                                 3,500,000                   ---
                                                                   -----------------       -------------------

Total                                                              $     103,500,000       $       100,000,000
                                                                   =================       ===================


      THE NOTES - The Company has outstanding an aggregate principal amount of $100,000,000 of its 10 3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

      There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

      THE CREDIT FACILITY - The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million). The Credit Facility matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.50 to 1. As of December 31, 1999, this covenant limited the Company's maximum borrowings thereunder to approximately $2 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. The interest rate of the Credit Facility is based on Prime or one to six month LIBOR rates plus a certain percentage based on provisions related to debt to earnings ratios and events of default, as defined. At December 31, 1999 the Company had no outstanding borrowings under the Credit Facility.

          The Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and
      (c) maintain the total debt ratio described above. In addition, the second amendment to the Credit Facility, which is dated December 31, 1999, added certain restrictions to the amount of capital expenditures that the Company can make for the remainder of the Credit Facility term. The Company is in compliance with each of these covenants.

      EXTRAORDINARY LOSS - In connection with the prepayment of the prior bank credit facility and the subordinated notes, the Company realized an extraordinary loss as follows:

              Write-off of deferred financing costs                        $1,894,451
              Additional interest                                          $1,230,561
                                                                     -----------------

              Total extraordinary loss                                     $3,125,012
                                                                     =================



         In addition, the Company has paid administrative and other fees to the debtholders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 1997, 1998 and 1999 were $234,446, $113,297 and $110,818, respectively.

4.    COMMITMENTS AND CONTINGENCIES

          The Company leases office space under operating leases which expire at varying dates through 2004. Total rental expense, including month-to-month rentals, was approximately $80,353, $90,897 and $113,556 for the years ended December 31, 1997, 1998 and 1999, respectively.

          The Company is committed to monthly pole rentals of $45,757 as of December 31, 1999, to various utilities and cities. These agreements are subject to termination rights by both parties.

          The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

5.    RELATED PARTY TRANSACTIONS

         The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber. Management fees paid by the Company to the general partner amounted to $1,822,417, $1,904,984 and $1,868,165 in the years ended December 31, 1997, 1998 and 1999, respectively.

          Included in prepaid expenses and other assets are amounts receivable from related parties which total $13,757 and $10,123 for the years ended December 31, 1998 and 1999, respectively.

          Included in accrued expenses are amounts payable to related parties which total $13,029 and $3,079 for the years ended December 31, 1998 and 1999, respectively.

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

          The purchase price of $7.65 million, plus a commision of $150,000 paid to a broker, has been allocated among the following assets based on their estimated fair values and are being depreciated or amortized over the following lives:

                                                      PURCHASE               DEPRECIATION /
                     ASSET                          PRICE ALLOC.           AMORTIZATION LIFE
      Land                                      $             7,953               n/a
      Vehicles                                               28,483              5 Yrs.
      Non-Compete Agreement                                 305,882              5 Yrs.
      Goodwill                                            7,457,682             40 Yrs.
                                                -------------------
                     Total                      $         7,800,000
                                                ===================



          The Company's statement of operations for the year ended December 31, 1998 reflects the operations of the Cable Systems for the period from December 11 through 31, 1998. The following table summarizes the pro forma financial information of the Company for the years ended December 31, 1997 and 1998 as if the acquisition of Fannon had occurred on January 1, 1997 (unaudited):


                                                     1997               1998
                                                     ----               ----
                                                          (in thousands)
      Revenues                                   $ 37,568            $39,447
      Loss Before Extraordinary Item               (1,629)            (3,134)
      Net loss                                     (4,754)            (3,134)



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

         On March 31, 1999, pursuant to an Asset Purchase Agreement dated as of February 2, 1999, the Company sold its cable television system, serving approximately 1,700 subscribers, in Forsyth and Monroe County, Georgia to the City of Forsyth for $2.3 million in cash.

         The net gains on the above sales are calculated as follows:

                                     Tennessee           Forsyth            Totals
                                     ---------           -------            ------
      Net sale proceeds             $14,453,000        $2,292,000        $16,745,000
      Basis of assets sold              570,876           288,439            859,315
                             --------------------------------------------------------

      Gain on sale                  $13,882,124        $2,003,561        $15,885,685
                             ========================================================


9.       OTHER ITEMS

         Effective December 29, 1999, with the approval of James' Partnership Advisory Board and more than 96% of its limited partners, the limited partnership agreement of James was amended and restated in its entirety. The James Cable Partners, L.P. Second Amended and Restated Agreement of Limited Partnership dated as of December 29, 1999 (the "Partnership Agreement") is substantially similar to James' prior limited partnership agreement. The most significant changes effected by such amendment and restatement include the creation of a second class of limited partnership interests and a reduction, from 96% or 66%, as applicable, to 51%, in the requisite percentage consent of limited partners necessary to undertake certain actions.

         In connection with the adoption of the Partnership Agreement, and with the approval of James' Partnership Advisory Board and its limited partners, (i) the incentive compensation payable by James to the general partner pursuant to the 1994 General Partner Incentive Compensation Agreement dated December 9, 1994 was converted to a 2% Class A limited partnership interest and (ii) the general partner was issued an option to acquire a Class B limited partnership interest of not more than 3.125% and not less than 2.5%.

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

We have audited the accompanying balance sheets of James Cable Finance Corp. (a wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) ("Finance Corp.") at December 31, 1998 and 1999. These balance sheets are the responsibility of the management of Finance Corp. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of James Cable Finance Corp. at December 31, 1998 and 1999 in conformity with generally accepted accounting principles.



/s/ DELOITTE & TOUCHE LLP

February 4, 2000
Detroit, Michigan

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                                     December 31,
                                                                                                 1998            1999
                                                                                                 ----            ----
                                                        ASSETS
Cash and cash equivalents                                                                       $1,000          $1,000
                                                                                                ======          ======

                                                  SHAREHOLDER'S EQUITY

Shareholder's equity - Common stock, no par value  (1,000 shares issued and outstanding)        $1,000          $1,000
                                                                                                ======          ======

                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)

                             NOTES TO BALANCE SHEETS


1.  ORGANIZATION

    James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with James of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and does not have (and is not expected to have) any material operations.

2.  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

    Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 1999, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

                            JAMES CABLE PARTNERS, L.P.

                            By:  James Communications Partners
                                General Partner

                            By: Jamesco, Inc.
                                Partner


                            By:   /s/ William R. James
                                 ---------------------
                                 William R. James
                                 President

                                 Date:  March 24, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                       Title                                    Date
    ---------                       -----                                    ----
                                    Person performing functions similar to
     /s/ William R. James           a director and a principal executive     March 24, 2000
    ---------------------           officer
    William R. James

                                    Person performing functions similar to
     /s/ C. Timothy Trenary         a director                               March 24, 2000
    -----------------------
    C. Timothy Trenary
                                    Person performing functions similar to   March 24, 2000
     /s/ Daniel K. Shoemaker        a director, a principal financial
    ------------------------        officer, and a principal accounting
    Daniel K. Shoemaker             officer

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

                            James Cable Finance Corp.


                            By: /s/ William R. James
                                --------------------
                                William R. James
                                President

                                Date:  March 24, 2000

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signature                             Title                                  Date
    ---------                             -----                                  ----
                                          Director; President (principal         March 24, 2000
     /s/ William R. James                 executive officer)
    ---------------------
    William R. James

     /s/ C. Timothy Trenary               Director; Vice President               March 24, 2000
    -----------------------
    C. Timothy Trenary

     /s/ Daniel K. Shoemaker              Director; Treasurer (principal         March 24, 2000
    ------------------------              financial officer and principal
    Daniel K. Shoemaker                   accounting officer)


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

                                  EXHIBIT INDEX


    EXHIBIT NUMBER         EXHIBIT DESCRIPTION

    (3)(a)/(10)(c)         Second Amended and Restated Agreement of Limited Partnership of James Cable
                           Partners, L.P. dated as of December 29, 1999

    (4)(g)                 Second Amendment to the Credit Agreement dated as of December 31, 1999 among
                           James Cable Partners, L.P., the lenders party thereto, Bank One, Michigan
                           (formerly known as NBD Bank), as documentation agent, and Canadian Imperial
                           Bank of Commerce, as administrative agent.

    (4)(h)                 Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and James Communications Partners.

    12                     Statement re computation of ratios

    24                     Powers of Attorney

    27                     Financial Data Schedule