Form 10-Q
period 2000-03-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2000-05-15
CIK 926285, 926283

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
          (Mark One)

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
              EXCHANGE ACT OF 1934

          For the quarterly period ended March 31, 2000

                                       OR

          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
              SECURITIES EXCHANGE ACT OF 1934

          For the transition period from                   to
                                        ---------------      ---------------

               Commission file numbers 333-35183 and 333-35183-01


                           JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

               Delaware                                         38-2778219
               Michigan                                         38-3182724
(State or Other Jurisdiction of Incorporation                (I.R.S. Employer
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

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 12, 2000: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION
     Item 1.           Consolidated Financial Statements of James Cable Partners, L.P. and
                       Subsidiary                                                                 3
                       Notes to Consolidated Financial Statements                                 7

                       Balance Sheets of James Cable Finance Corp.                                9
                       Notes to Balance Sheets                                                   10

     Item 2.           Management's Discussion and Analysis of Financial Condition and
                       Results of Operations                                                     11

     Item 3.           Quantitative and Qualitative Disclosures About Market Risk                16

PART II. OTHER INFORMATION
     Item 1.           Legal Proceedings                                                         16
     Item 4.           Submission of Matters to a Vote of Security Holders                       16
     Item 6.           Exhibits and Reports on Form 8-K                                          17


PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements


                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                             March 31,                December 31,
                                                                               2000                      1999
                                                                         --------------              --------------
                                                                          (Unaudited)
                                   ASSETS
                                   ------
Cash & Cash Equivalents                                                  $      516,947              $    5,342,420
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $4,987 in 2000 and $28,141 in 1999)                3,385,705                   3,356,444
Prepaid Expenses & Other                                                        109,753                     180,635
Property & Equipment:
      Cable television distribution systems and equipment                    89,856,069                  87,448,177
      Land and land improvements                                                296,681                     296,681
      Buildings and improvements                                                988,121                     988,121
      Office furniture & fixtures                                             2,169,720                   2,169,720
      Vehicles                                                                3,592,938                   3,592,938
                                                                         --------------              --------------
           Total                                                             96,903,529                  94,495,637
      Less accumulated depreciation                                         (72,266,020)                (70,686,387)
                                                                         --------------              --------------
           Total                                                             24,637,509                  23,809,250
Deferred Financing Costs (Net of accumulated amortization of
      $1,632,115 in 2000 and $1,474,393 in 1999)                              2,579,047                   2,736,769
Intangible Assets, Net                                                       15,807,027                  16,353,084
Deposits                                                                         20,842                      20,842
                                                                         --------------              --------------

Total Assets                                                             $   47,056,830              $   51,799,444
                                                                         ==============              ==============

                         LIABILITIES & PARTNERS' DEFICIT
                         -------------------------------

Liabilities:
      Debt                                                               $  100,000,000              $  100,000,000
      Accounts payable                                                           57,188                     272,588
      Accrued expenses                                                        2,220,295                   2,584,667
      Accrued interest on 10-3/4% Senior Notes                                1,343,749                   4,031,249
      Unearned revenue                                                        3,070,505                   3,072,305
      Subscriber deposits                                                        20,842                      21,451
                                                                         --------------              --------------
           Total                                                            106,712,579                 109,982,260
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                      (53,718,036)                (52,314,823)
      General partner                                                        (5,937,713)                 (5,867,993)
                                                                         --------------              --------------
           Total                                                            (59,655,749)                (58,182,816)
                                                                         --------------              --------------

Total Liabilities & Partners' Deficit                                    $   47,056,830              $   51,799,444
                                                                         ==============              ==============


                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Operations


                                                     For the Three                  For the Three
                                                      Months Ended                    Months Ended
                                                        March 31,                       March 31,
                                                          2000                            1999
                                                      -------------                  -------------
                                                                       (Unaudited)
Revenues                                              $   9,414,965                  $   9,810,688
System Operating Expenses (Excluding
      Depreciation and Amortization)                      5,394,131                      5,186,050
Non-System Operating Expenses:
      Management fee                                        465,836                        499,857
      Other                                                 176,433                        290,117
                                                      -------------                  -------------
      Total non-system operating
           expenses                                         642,269                        789,974
Depreciation and Amortization                             2,125,690                      1,901,073
                                                      -------------                  -------------
Operating Income                                          1,252,875                      1,933,591
Interest and Other:
      Interest expense                                   (2,732,956)                    (2,917,910)
      Interest income                                        35,586                          9,745
      Other                                                 (28,438)                       (24,880)
                                                      -------------                  -------------
           Total interest and other                      (2,725,808)                    (2,933,045)
                                                      -------------                  -------------

Loss before gains on sales of cable systems              (1,472,933)                      (999,454)

Gains on sales of cable systems                                   0                     15,887,169
                                                      -------------                  -------------

Net (loss) income                                     $  (1,472,933)                 $  14,887,715
                                                      =============                  =============



                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  Consolidated Statements of Partners' Deficit


                                                    Limited                General
                                                   Partners                Partner                  Total
                                             ----------------------   -------------------    --------------------

Balance, December 31, 1999                   $     (52,314,823)       $     (5,867,993)      $     (58,182,816)
      Net loss (unaudited)                          (1,403,213)                (69,720)             (1,472,933)
                                             ----------------------   -------------------    --------------------

Balance, March 31, 2000 (unaudited)          $     (53,718,036)       $     (5,937,713)      $     (59,655,749)
                                             ======================   ===================    ====================


                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      Consolidated Statements of Cash Flows

                                                                              For the Three                 For the Three
                                                                               Months Ended                  Months Ended
                                                                                March 31,                     March 31,
                                                                                  2000                           1999
                                                                              ------------                   ------------
                                                                                               (Unaudited)
Cash Flows from Operating Activities:
      Net (loss) income                                                        $(1,472,933)                   $14,887,715
      Adjustments to reconcile net (loss) income to net cash
           flow used in operating activities:
           Depreciation                                                          1,579,633                      1,165,981
           Amortization                                                            546,057                        735,092
           Noncash interest expense                                                157,722                        157,722
           Gains on sales of cable systems                                               0                    (15,887,169)
      (Increase) Decrease in assets:
           Accounts receivable                                                     (29,261)                       311,073
           Prepaid expenses                                                         70,882                       (303,257)
           Deposits                                                                      0                          3,400
      (Decrease) Increase in liabilities:
           Accounts payable                                                       (215,400)                      (306,438)
           Accrued expenses                                                       (364,372)                      (335,383)
           Accrued interest on 10-3/4% Senior Notes                             (2,687,500)                    (2,687,500)
           Unearned revenue                                                         (1,800)                      (250,939)
           Subscriber deposits                                                        (609)                          (647)
                                                                              ------------                   ------------
                Total adjustments                                                 (944,648)                   (17,398,065)
                                                                              ------------                   ------------
                Cash flows used in operating activities                         (2,417,581)                    (2,510,350)
Cash Flows (used in) from Investing Activities:
      Additions to property and equipment                                       (2,407,892)                    (1,555,719)
      Increase in intangible assets                                                      0                       (415,000)
      Net proceeds from sales of systems                                                 0                     16,753,000
                                                                              ------------                   ------------
                Cash flows (used in) from investing activities                  (2,407,892)                    14,782,281
Cash Flows used in Financing Activities:
      Principal payments on debt                                                         0                     (3,500,000)
                                                                              ------------                   ------------
                Cash flows used in financing activities                                  0                     (3,500,000)
                                                                              ------------                   ------------
Net (Decrease) Increase in Cash and Cash Equivalents                            (4,825,473)                     8,771,931
Cash and Cash Equivalents, Beginning of Period                                   5,342,420                      1,465,193
                                                                              ------------                   ------------
Cash and Cash Equivalents, End of Period                                      $    516,947                   $ 10,237,124
                                                                              ============                   ============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized)                                            $  5,262,734                   $  5,464,835
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

        UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 1999 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 included in the Company's 1999 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year.

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

         The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time, and even though the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this could change in the future as cable systems expand their broadband delivery of Internet services. In particular, there have been proposals made to Congress and the FCC which would allow unaffiliated Internet service providers and online service providers access to a cable systems distribution network. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

                            JAMES CABLE FINANCE CORP.
  (A wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited
                                  Partnership)

                                 BALANCE SHEETS

                                                                                           March 31,            December 31,
                                                                                             2000                   1999
                                                                                        -------------          -------------
                                                                                          (Unaudited)
                              ASSETS
                              ------
Cash and cash equivalents                                                                     $1,000                 $1,000
                                                                                        =============          =============
                    SHAREHOLDER'S EQUITY
                    --------------------
Shareholder's equity - Common stock (1,000 shares issued and outstanding)                     $1,000                 $1,000
                                                                                        =============          =============


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

(2)   STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

       Since there were no operations in the Finance Corp. from the date of inception through March 31, 2000, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Other revenues are derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 2000, the Company had 70,914 basic subscribers and 22,528 premium subscriptions, representing basic penetration of 54.7% and premium penetration of 31.8% as compared to December 31, 1999 at which time the Company had 71,864 basic subscribers and 23,001 premium subscriptions which represented basic penetration of 55.5% and premium penetration of 32.0%.

       As of March 31, 2000 the Company was offering its high-speed Internet service to approximately 40% of its cable subscribers and currently has nearly 1,600 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to approximately 50% of its cable subscribers and currently has over 3,200 dial-up Internet customers.

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

LIQUIDITY AND CAPITAL RESOURCES

       General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations. Liquidity, in the context of the Company's operations, is typically determined by cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments while maximizing cash available for investment opportunities.

       Cash Flows used in Operating Activities. Net cash used in operating activities was $2.4 million for the three months ended March 31, 2000 as compared to $2.5 million for the three months ended March 31, 1999.

       Cash Flows used in / from Investing Activities. Net cash used in investing activities was $2.4 million for the three months ended March 31, 2000 as compared to net cash from investing activities of $14.8 million for the three months ended March 31, 1999. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999.

       Cash Flows from / used in Financing Activities. There were no cash flows from or used in financing activities for the three months ended March 31, 2000. Cash flows used in financing activities for the three months ended March 31, 1999 amounted to $3.5 million of principal payments on the Company's credit facility.

      Balance Sheet. Cash decreased by $4.8 million from $5.3 million at December 31, 1999 to $500,000 at March 31, 2000. The primary reason for this decrease was the $5.4 million interest payment made on February 15, 2000. Property & Equipment increased by $2.4 million during the first quarter of 2000 primarily due to capital spending made as a part of the Company's ongoing selective system upgrade and rebuild program.

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

       The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of March 31, 2000, this covenant limited the Company's maximum borrowings thereunder to approximately $1 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. There was no indebtedness outstanding under the Credit Facility at March 31, 2000.

       The Credit Facility is secured by a first priority lien on and security interest in substantially all of the assets of the Company. The Credit Facility contains certain covenants and provides for certain events of default customarily contained in facilities of a similar type. The financial covenants which the Company considers most significant require it to: (a) maintain an interest coverage ratio (that is, the ratio of annualized six-month EBITDA to interest expense) of at least 1.1 to 1; (b) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 1.75 to 1; and (c) maintain the total debt ratio described above. In addition, the second amendment to the Credit Facility, dated December 31, 1999, added certain restrictions to the amount of capital expenditures that the Company can make for the remainder of the Credit Facility term. The Company is currently in compliance with each of these covenants.

       At March 31, 2000, the Company's total indebtedness was $100.0 million, its total assets were $47.1 million and its partners' deficit was $59.7 million. Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain direct broadcast satellite ("DBS") and telephone companies, which may limit the Company's flexibility in reacting to changes in its business.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                          For the Three Months ended March 31,
                                                          2000                            1999
                                                          ----                            ----
                                                 Amount           %              Amount           %
                                                 ------           -              ------           -
                                                               (Dollars in thousands)

Revenues                                     $    9,415        100.0 %       $    9,811        100.0 %
System operating expenses                         5,394         57.3              5,186         52.9
Non-System operating expenses                       642          6.8                790          8.0
Depreciation and amortization                     2,126         22.6              1,901         19.4
                                             ----------   ----------         ----------   ----------
Operating income                                  1,253         13.3              1,934         19.7
Interest expense, net                             2,697         28.6              2,908         29.6
Other expenses                                       29          0.3                 25          0.3
                                             ----------   ----------         ----------   ----------
Loss before gains on sales of cable systems      (1,473)       (15.6)              (999)       (10.2)
Gains on sales of cable systems                       0          0.0             15,887        161.9
                                             ----------   ----------         ----------   ----------
Net (loss) income                            $   (1,473)       (15.6)%      $    14,888        151.7 %
                                             ==========   ==========         ==========   ==========

EBITDA (1)                                   $    3,379         35.9 %      $     3,835         39.1 %



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

THREE MONTHS ENDED MARCH 31, 2000 COMPARED TO THREE MONTHS ENDED MARCH 31, 1999

      Revenues. Revenues for the three months ended March 31, 2000 decreased by $400,000, or 4.0%, to $9.4 million from $9.8 million for the three months ended March 31, 1999. This decrease is primarily the result of a reduction in the Company's basic and premium revenues of $700,000 from 1999 to 2000 as partially offset by a $300,000 increase in its Internet revenues for the same periods. The decrease in the basic and premium revenues are a result of the sale of the Company's Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred in the first quarter of 1999, and the decrease in the Company's subscriber base discussed below. Average monthly total revenues per subscriber for the three months ending March 31, 2000 were $44.27, as compared to $40.22 for the same period last year. This increase is primarily the result of rate increases which the Company implemented during the fourth quarter of 1999 and during the first quarter of 2000 and the increase in Internet revenues discussed above.

      Subscribers. At March 31, 2000 the Company had 70,914 subscribers which represents a decrease of 3,391, or 4.6%, from the 74,305 subscribers at March 31, 1999. Included in the 70,914 subscribers at March 31, 2000 were 842 subscribers that the Company purchased from a franchised cable service competitor in Lafayette, Alabama in November of 1999. Thus, without this purchase the Company's subscriber base fell by 4,233 from March 31, 1999 to March 31, 2000. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     System Operating Expenses. System operating expenses for the three months ended March 31, 2000 were $5.4 million, an increase of $200,000, or 4.0%, over the three months ended March 31, 1999. As a percentage of revenues, system operating expenses increased 4.4% from 52.9% in 1999 to 57.3% in 2000. The primary reasons for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses decreased by $150,000, or 18.7%, from the three months ended March 31, 1999 to the three months ended March 31, 2000. The primary reason for this decrease was a reduction in legal and other professional fees.

     EBITDA. As a result of the foregoing, EBITDA decreased from $3.8 million for the three months ended March 31, 1999 to $3.4 million for the three months ended March 31, 2000.

     Depreciation and Amortization. Depreciation and amortization increased $200,000, or 11.8%, from $1.9 million for the three months ended March 31, 1999 to $2.1 million for the three months ended March 31, 2000 due primarily to the capital expenditures made as a part of the Company's ongoing selective upgrade program.

     Interest Expense, Net. Interest expense, net decreased $200,000, or 7.2%, from $2.9 million for the three months ended March 31, 1999 to $2.7 million for the three months ended March 31, 2000. This decrease was primarily the result of two factors. First, the Company paid $100,000 in interest on borrowings against its credit facility during the quarter ended March 31, 1999 while no borrowings against its credit facility were outstanding during the quarter ended March 31, 2000. And second, the Company capitalized $100,000 of interest expense in the quarter ended March 31, 2000 while no interest was capitalized for the quarter ended March 31, 1999.

     Loss before Gains on Sales of Cable Systems. As a result of the foregoing factors, the Company's loss before gains on sales of cable systems increased by $500,000 from $1.0 million for the three months ended March 31, 1999 to $1.5 million for the three months ended March 31, 2000.

     Net (loss) / income. During the three months ended March 31, 1999, the Company realized $15.9 million in gains on the sales of its Tennessee and Forsyth and Monroe County, Georgia cable systems, which resulted in net income of $14.9 million as compared to a net loss of $1.5 million for the three months ended March 31, 2000.

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

     It is possible that the full impact of the Year 2000 change has not yet been recognized. For example, it is possible that a problem or problems may occur at some specific interval, such as year-end 2000, with either the Company's systems or those of its suppliers. However, the Company believes that any such problems, should they arise, will be minor and correctable. To date, the Company is not aware of any significant Year 2000 problems that have arisen for its suppliers.


Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosures are required with respect to this item because the Company did not hold, either during the three months ended March 31, 2000 and 1999, or at March 31, 2000 and December 31, 1999, any market risk sensitive instruments.


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


Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the first quarter of 2000.

Item 6.

         (a)      Exhibits.

EXHIBIT NO.                DESCRIPTION
-----------                -----------
         3.1    --         Second Amended and Restated Agreement of Limited
                           Partnership of James Cable Partners, L.P. dated as of
                           December 29, 1999***

         3.2    --         Certificate of Limited Partnership of James Cable
                           Partners, L.P.*

         3.3    --         Articles of Incorporation of James Cable Finance
                           Corp.*

         3.4    --         Bylaws of James Cable Finance Corp.*

         4.1    --         Indenture dated as of August 15, 1997 among James
                           Cable Partners, L.P., James Cable Finance Corp., and
                           United States Trust Company of New York, as Trustee*

         4.3    --         Credit Agreement dated as of August 15, 1997 among
                           James Cable Partners, L.P., the lenders party thereto, NBD Bank as documentation agent and Canadian
                           Imperial Bank of Commerce as co-agent*

         4.4    --         Company Security Agreement dated as of August 15,
                           1997 between James Cable Partners, L.P. and NBD Bank as documentation agent*

         4.5    --         Guaranty Agreement dated as of August 15, 1997 by
                           James Cable Finance Corp. in favor of the Lenders and Agents named therein*

         4.6    --         Guarantor Security Agreement dated as of August 15,
                           1997 between James Cable Finance Corp. and NBD Bank as documentation agent*

         4.7    --         First Amendment to the Credit Agreement dated as of
                           August 5, 1998 among James Cable Partners, L.P., the lenders party thereto, NBD Bank, as documentation agent, and Canadian Imperial Bank of Commerce, as administrative agent**

         4.8    --         Second Amendment to the Credit Agreement dated as of
                           December 31, 1999 among James Cable Partners, L.P., the lenders party thereto, Bank One, Michigan
                           (formerly known as NBD Bank), as documentation agent, and Canadian Imperial Bank of Commerce, as administrative agent***

         4.9    --         Option Agreement / Option Certificate dated as of
                           December 29, 1999 by and between James Cable
                           Partners, L.P. and James Communications Partners***

         21     --         List of subsidiaries of James Cable Partners, L.P.:
                           James Cable Finance Corp. (James Cable Finance Corp.
                           has no subsidiaries)

         27.1   --         Financial Data Schedule****

---------------------------
* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

** Incorporated by reference to Exhibit 4.7 of the registrant's Form 10-Q as filed with the Securities and Exchange Commission for the quarterly period ended June 30, 1998.

***      Incorporated by reference to Exhibits (3)(a)/(10)(c), (4)(g) and
         (4)(h), respectively, of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

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


                                        JAMES CABLE PARTNERS, L.P.

                                        By:  James Communications Partners
                                        General Partner

                                        By: Jamesco, Inc.
                                        Partner

Date:  May 12, 2000                     By:  /s/ William R. James
                                             ---------------------------------
                                                William R. James
                                                President

                                        By:  James Communications Partners
                                        General Partner

                                        By: DKS Holdings, Inc.
                                        Partner

Date:  May 12, 2000                     By:  /s/ Daniel K. Shoemaker
                                             -------------------------------
                                                Daniel K. Shoemaker
                                                President (Principal financial
                                                officer and chief accounting
                                                officer)



                                        JAMES CABLE FINANCE CORP.


Date:  May 12, 2000                     By:  /s/ William R. James
                                             ---------------------------------
                                                 William R. James
                                                 President

Date:  May 12, 2000                     By:  /s/ Daniel K. Shoemaker
                                             -------------------------------
                                                Daniel K. Shoemaker
                                                Treasurer (Principal financial
                                                officer and chief accounting
                                                officer)

                                 Exhibit Index
                                 -------------




Exhibit No.                   Description
-----------                   -----------

   27.1                       Financial Data Schedule