Form 10-Q
period 2000-06-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2000-08-11
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
    (Mark One)

     [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

                                       OR

     [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from               to
                                    -------------    -------------
          Commission file numbers 333-35183 and 333-35183-01

                           JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
           (Exact name of each Registrant as specified in its charter)

                        Delaware                                        38-2778219
                        Michigan                                        38-3182724
    (State or Other Jurisdiction of Incorporation or   (I.R.S. Employer Identification No. of each
            Organization of each Registrant)                           Registrant)

     38710 Woodward Avenue, Suite 180                                  48304
        Bloomfield Hills, Michigan                                   (Zip Code)
 (Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080

                       Former address of principal executive offices:
                       710 N. Woodward Ave., Suite 180
                       Bloomfield Hills, MI  48304

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of August 10, 2000: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                PAGE NO.
PART I.  FINANCIAL INFORMATION

         Item 1.           Consolidated  Financial Statements of James Cable Partners,
                           L.P. and Subsidiary                                                      3
                           Notes to Consolidated Financial Statements                               7
                           Balance Sheets of James Cable Finance Corp.                              9
                           Notes to Balance Sheets                                                 10

         Item 2.           Management's  Discussion and Analysis of Financial
                           Condition and Results of Operations                                     11

         Item 3.           Quantitative and Qualitative Disclosures About Market
                           Risk                                                                    17
PART II. OTHER INFORMATION

         Item 1.           Legal Proceedings                                                       17

         Item 4.           Submission of Matters to a Vote of Security Holders                     17

         Item 5.           Other Events                                                            17

         Item 6.           Exhibits and Reports on Form 8-K                                        18

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                  June 30,             December 31,
                                                                                    2000                   1999
                                                                             ------------------     ------------------
                                                                                (Unaudited)
                                     ASSETS
                                     ------
Cash & Cash Equivalents                                                    $         1,878,156    $         5,342,420
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $9,884 in 2000 and $28,141 in 1999)                       3,421,127              3,356,444
Prepaid Expenses & Other                                                               123,462                180,635
Property & Equipment:
      Cable television distribution systems and equipment                           92,201,121             87,448,177
      Land and land improvements                                                       296,681                296,681
      Buildings and improvements                                                       988,121                988,121
      Office furniture & fixtures                                                    2,169,720              2,169,720
      Vehicles                                                                       3,592,938              3,592,938
                                                                             ------------------     ------------------
           Total                                                                    99,248,581             94,495,637
      Less accumulated depreciation                                                (73,953,643)           (70,686,387)
                                                                             ------------------     ------------------
           Total                                                                    25,294,938             23,809,250
Deferred Financing Costs (Net of accumulated amortization of
      $1,789,837 in 2000 and $1,474,393 in 1999)                                     2,421,325              2,736,769
Intangible Assets, Net                                                              15,364,585             16,353,084
Deposits                                                                                 9,942                 20,842
                                                                             ------------------     ------------------

Total Assets                                                               $        48,513,535    $        51,799,444
                                                                             ==================     ==================

                         LIABILITIES & PARTNERS' DEFICIT
                         -------------------------------

Liabilities:
      Debt                                                                 $       100,000,000    $       100,000,000
      Accounts payable                                                                  15,895                272,588
      Accrued expenses                                                               2,529,898              2,584,667
      Accrued interest on 10-3/4% Senior Notes                                       4,031,249              4,031,249
      Unearned revenue                                                               3,018,863              3,072,305
      Subscriber deposits                                                               20,501                 21,451
                                                                             ------------------     ------------------
           Total                                                                   109,616,406            109,982,260
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                             (55,096,660)           (52,314,823)
      General partner                                                               (6,006,211)            (5,867,993)
                                                                             ------------------     ------------------
           Total                                                                   (61,102,871)           (58,182,816)
                                                                             ------------------     ------------------

Total Liabilities & Partners' Deficit                                      $        48,513,535    $        51,799,444
                                                                             ==================     ==================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                 For the Three          For the Three           For the Six         For the Six
                                                  Months Ended           Months Ended          Months Ended        Months Ended
                                                    June 30,               June 30,              June 30,            June 30,
                                                      2000                   1999                  2000                1999
                                              ---------------------   -------------------    ------------------  ------------------
                                                                                      (Unaudited)
Revenues                                    $            9,522,274  $          9,125,854   $        18,937,240 $        18,936,542
System Operating Expenses (Excluding
      Depreciation and Amortization)                     5,416,375             4,996,503            10,810,507          10,182,553
Non-System Operating Expenses:
      Management fee                                       368,643               458,192               834,479             958,049
      Other                                                159,010               187,203               335,443             477,320
                                              ---------------------   -------------------    ------------------  ------------------
      Total non-system operating
           expenses                                        527,653               645,395             1,169,922           1,435,369
Depreciation and Amortization                            2,230,065             1,811,044             4,355,755           3,712,117
                                              ---------------------   -------------------    ------------------  ------------------
Operating Income                                         1,348,181             1,672,912             2,601,056           3,606,503
Interest and Other:
      Interest expense                                  (2,784,075)           (2,845,222)           (5,517,031)         (5,763,132)
      Interest income                                       16,359                31,172                51,945              40,917
      Other                                                (27,587)              (35,938)              (56,025)            (60,818)
                                              ---------------------   -------------------    ------------------  ------------------
           Total interest and other                     (2,795,303)           (2,849,988)           (5,521,111)         (5,783,033)
                                              ---------------------   -------------------    ------------------  ------------------

Loss before gains on sales of cable systems             (1,447,122)           (1,177,076)           (2,920,055)         (2,176,530)

Gains on sales of cable systems                                  0                     0                     0          15,887,169
                                              ---------------------   -------------------    ------------------  ------------------

Net(Loss) Income                            $           (1,447,122) $         (1,177,076)  $        (2,920,055)$        13,710,639
                                              =====================   ===================    ==================  ==================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                      Limited               General
                                                                     Partners               Partner                Total
                                                                ------------------    ------------------    ------------------
Balance, December 31, 1999                                      $     (52,314,823)    $      (5,867,993)    $     (58,182,816)
      Net loss (unaudited)                                             (2,781,837)             (138,218)           (2,920,055)
                                                                ------------------    ------------------    ------------------

Balance, June 30, 2000 (unaudited)                              $     (55,096,660)    $      (6,006,211)    $     (61,102,871)
                                                                ==================    ==================    ==================


                 See notes to consolidated financial statements.

             JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Six          For the Six
                                                                         Months Ended         Months Ended
                                                                           June 30,             June 30,
                                                                             2000                 1999
                                                                       -----------------    -----------------
                                                                                    (Unaudited)
Cash Flows from Operating Activities:
      Net (loss) income                                              $       (2,920,055)  $       13,710,639
      Adjustments to reconcile net (loss) income to cash
           flows from operating activities:
           Depreciation                                                       3,267,256            2,305,612
           Amortization                                                       1,088,499            1,406,505
           Noncash interest expense                                             315,444              315,444
           Gains on sales of cable systems                                            0          (15,887,169)
      (Increase) Decrease in assets:
           Accounts receivable                                                  (64,683)              86,292
           Prepaid expenses                                                      57,174             (170,554)
           Deposits                                                              10,900                2,900
      (Decrease) Increase in liabilities:
           Accounts payable                                                    (256,693)            (245,531)
           Accrued expenses                                                     (54,769)             (56,513)
           Unearned revenue                                                     (53,442)            (148,953)
           Subscriber deposits                                                     (950)                (919)
                                                                       -----------------    -----------------
                Total adjustments                                             4,308,736          (12,392,886)
                                                                       -----------------    -----------------
                Cash flows from operating activities                          1,388,681            1,317,753
Cash Flows (used in) from Investing Activities:
      Additions to property and equipment                                    (4,752,945)          (3,837,598)
      Increase in intangible assets                                            (100,000)            (425,000)
      Net proceeds from sales of systems                                              0           16,753,000
                                                                       -----------------    -----------------
                Cash flows (used in) from investing activities               (4,852,945)          12,490,402
Cash Flows used in Financing Activities:
      Principal payments on debt                                                      0           (3,500,000)
                                                                       -----------------    -----------------
                Cash flows used in financing activities                               0           (3,500,000)
                                                                       -----------------    -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                         (3,464,264)          10,308,155
Cash and Cash Equivalents, Beginning of Period                                5,342,420            1,465,193
                                                                       -----------------    -----------------
Cash and Cash Equivalents, End of Period                             $        1,878,156   $       11,773,348
                                                                       =================    =================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized)                                   $        5,201,587   $        5,464,835
                                                                       =================    =================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

(1)   BASIS OF PRESENTATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      GENERAL - James Cable Partners, L.P. (the "Partnership") was organized as a Delaware limited partnership in 1988. James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and is a wholly-owned subsidiary of the Partnership. References to the "Company" herein are to the Partnership and Finance Corp. consolidated, or to the Partnership prior to the organization of Finance Corp., as appropriate.

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

      The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time, and even though the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this could change in the future as cable systems expand their broadband delivery of Internet services. In particular, there have been proposals made to Congress and the FCC which would allow unaffiliated Internet service providers and online service providers access to a cable systems distribution network and the FCC has announced its intention to examine this issue. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

                            JAMES CABLE FINANCE CORP.
  (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                  June 30,         December 31,
                                                                                    2000               1999
                                                                              -----------------  -----------------
                                                                                 (Unaudited)
                                             ASSETS
                                             ------
Cash and cash equivalents                                                               $1,000             $1,000
                                                                              =================  =================

                                      SHAREHOLDER'S EQUITY
                                      --------------------
Shareholder's equity - Common stock (1,000 shares issued and outstanding)               $1,000             $1,000
                                                                              =================  =================


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

(2)   STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the date of inception through June 30, 2000, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

      Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming and Internet service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 2000, the Company had 69,905 basic subscribers and 22,014 premium subscriptions, representing basic penetration of 53.9% and premium penetration of 31.5% as compared to December 31, 1999 at which time the Company had 71,864 basic subscribers and 23,001 premium subscriptions which represented basic penetration of 55.5% and premium penetration of 32.0%.

      As of June 30, 2000 the Company was offering its high-speed Internet service to approximately 40% of its cable subscribers and currently has in excess of 1,950 high-speed Internet customers. In addition, the Company was offering its dial-up Internet services to approximately 50% of its cable subscribers and currently has in excess of 3,200 dial-up Internet customers.

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

LIQUIDITY AND CAPITAL RESOURCES

      General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations and to pay obligations as they mature. Liquidity, in the context of the Company's operations, is typically determined by cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors its available cash and cash equivalents in relation to projected cash needs to maintain adequate balances for current payments.

      Cash Flows from Operating Activities. Net cash from operating activities was $1.4 million for the six months ended June 30, 2000 as compared to $1.3 million for the six months ended June 30, 1999.

      Cash Flows used in/from Investing Activities. Net cash used in investing activities was $4.9 million for the six months ended June 30, 2000 as compared to net cash from investing activities of $12.5 million for the six months ended June 30, 1999. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999.

      Cash Flows from/used in Financing Activities. There were no cash flows from or used in financing activities for the six months ended June 30, 2000 while the cash flows used in financing activities for the six months ended June 30, 1999 amounted to $3.5 million of principal payments on debt.

      Balance Sheet. Cash decreased by $3.4 million from $5.3 million at December 31, 1999 to $1.9 million at June 30, 2000. The primary reason for this decrease was the $5.4 million interest payment made on February 15, 2000. Property & Equipment increased by $4.8 million during the first six months of 2000 primarily due to capital spending made as a part of the Company's ongoing selective system upgrade and rebuild program.

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

      The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility currently requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of June 30, 2000, this covenant limited the Company's maximum borrowings thereunder to approximately $4 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. While there was no indebtedness outstanding under the Credit Facility at June 30, 2000, the Company did borrow $4 million on August 4, 2000.

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

      At June 30, 2000, the Company's total indebtedness was $100.0 million, its total assets were $48.5 million and its partners' deficit was $61.1 million. On July 21, 2000 the Company's corporate credit rating and bank loan rating, as well as the rating on its Notes, were downgraded. According to the rating agency's press release, the downgraded ratings, which remain on credit watch with negative implications, are based on a "very tight liquidity situation, subscriber and EBITDA declines and a challenging competitive environment."

      The Company is more highly leveraged than many cable television companies and certain of its competitors. A substantial portion of its cash flow from operations must be committed to the payment of its interest expense and is not available for other purposes. Because of its high degree of leverage, the Company's flexibility in reacting to changes in its business and its cash flows, and its ability to obtain additional financing for working capital and general corporate purposes, are limited. Consequently, the Company's liquidity is highly dependent upon it ability to maintain its current subscriber base and EBITDA. Declines in the Company's current subscriber base and EBITDA will negatively impact the Company's liquidity.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                    For the Three Months ended June 30,
                                                         2000                       1999
                                                         ----                       ----
                                              Amount          %            Amount           %
                                              ------          -            ------           -
                                                             (Dollars in thousands)
Revenues                                  $       9,522      100.0 %    $     9,126         100.0 %
System operating expenses                         5,416       56.9            4,997          54.8
Non-System operating expenses                       528        5.5              645           7.1
Depreciation and amortization                     2,230       23.4            1,811          19.8
                                            ------------   --------       ----------    ----------
Operating income                                  1,348       14.2            1,673          18.3
Interest expense, net                             2,768       29.1            2,814          30.8
Other expenses                                       27        0.3               36           0.4
                                            ------------   --------       ----------    ----------
Net loss                                  $      (1,447)     (15.2)%    $    (1,177)        (12.9)%
                                            ============   ========       ==========    ==========

EBITDA (1)                                $       3,578       37.6 %    $     3,484          38.2 %

                                                             For the Six Months ended June 30,
                                                                2000                            1999
                                                                ----                            ----

                                                       Amount            %             Amount           %
                                                       ------            -             ------           -
                                                                        (Dollars in thousands)
Revenues                                           $      18,937         100.0 %   $      18,937         100.0 %
System operating expenses                                 10,810          57.1            10,183          53.8
Non-System operating expenses                              1,170           6.2             1,435           7.6
Depreciation and amortization                              4,356          23.0             3,712          19.6
                                                     ------------    ----------      ------------   -----------
Operating income                                           2,601          13.7             3,607          19.0
Interest expense, net                                      5,465          28.9             5,722          30.2
Other expenses                                                56           0.3                61           0.3
                                                     ------------    ----------      ------------   -----------
Loss before gains on sales of cable systems               (2,920)        (15.5)           (2,176)        (11.5)
Gains on sales of cable systems                                0           0.0            15,887          83.9
                                                     ------------    ----------      ------------   -----------
Net (loss) income                                  $      (2,920)        (15.5)%   $      13,711          72.4 %
                                                     ============    ==========      ============   ===========

EBITDA (1)                                         $       6,957          36.7 %   $       7,319          38.6 %

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

THREE MONTHS ENDED JUNE 30, 2000 COMPARED TO THREE MONTHS ENDED JUNE 30, 1999

      Revenues. Revenues for the three months ended June 30, 2000 increased by $400,000, or 4.3%, to $9.5 million from $9.1 million for the three months ended June 30, 1999. This increase is primarily due an increase of $300,000 in the Company's Internet revenues for the same periods. The Company's basic revenues for the second quarter of 2000 remained consistent with the second quarter of 1999 as the loss in its basic subscriber base was offset by rate increases implemented since June 30, 1999. Average monthly total revenues per subscriber for the three months ended June 30, 2000 were $45.14, as compared to $41.41 for the same period last year.

      Subscribers. At June 30, 2000 the Company had 69,905 subscribers which represents a decrease of 2,991 from the 72,896 subscribers at June 30, 1999. Included in the 69,905 subscribers at June 30, 2000 were 829 subscribers that the Company purchased from a franchised cable service competitor in Lafayette, Alabama in November of 1999. Thus, without this purchase the Company's subscriber base fell by 3,820 from June 30, 1999 to June 30, 2000. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns. In addition, the Company has recently restructured its service level offerings in some of its larger systems in order to become more competitive.

      System Operating Expenses. System operating expenses for the three months ended June 30, 2000 were $5.4 million, an increase of $400,000, or 8.4%, over the three months ended June 30, 1999. As a percentage of revenues, system operating expenses increased 2.1% from 54.8% in 1999 to 56.9% in 2000. Approximately 50% of this increase in system operating expenses is a result of variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases. The remaining increase is attributable to various fixed operating expenses.

      Non-System Operating Expenses. Non-system operating expenses decreased by $100,000, or 18.2%, from $600,000 for the three months ended June 30, 1999 to $500,000 for the three months ended June 30, 2000. The reason for this decrease was due to a $100,000 reduction in the management fees paid to the Company's general partner for the three months ended June 30, 2000.

      EBITDA. As a result of the foregoing, EBITDA increased from $3.5 million for the three months ended June 30, 1999 to $3.6 million for the three months ended June 30, 2000.

      Depreciation and Amortization. Depreciation and amortization increased by $400,000, or 23.1%, from the three months ended June 30, 1999 to the three months ended June 30, 2000. This increase is primarily due to the capital expenditures made as a part of the Company's ongoing selective upgrade program.

      Interest Expense, Net. Interest expense, net remained consistent at $2.8 million for the three months ended June 30, 1999 and 2000.

      Net Loss. As a result of the foregoing factors, the Company's net loss was $1.5 million for the three months ended June 30, 2000 as compared to $1.2 million for the three months ended June 30, 1999.

SIX MONTHS ENDED JUNE 30, 2000 COMPARED TO SIX MONTHS ENDED JUNE 30, 1999

      Revenues. Revenues for the six months ended June 30, 1999 and 2000 remained consistent at $18.9 million. Increases in the Company's Internet revenues of $500,000 from the six months ended June 30, 1999 to the six months ended June 30, 2000 were offset by a decrease in the Company's basic revenues for the same periods. As a result of rate increases implemented by the Company since June 30, 1999, average monthly total revenues per subscriber for the six months ended June 30, 2000 were $44.70, as compared to $40.78 for the same period last year.

      System Operating Expenses. System operating expenses for the six months ended June 30, 2000 were $10.8 million, an increase of $600,000, or 6.2%, over the six months ended June 30, 1999. As a percentage of revenues, system operating expenses increased 3.3% from 53.8% in 1999 to 57.1% in 2000. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses decreased from $1.4 million for the six months ended June 30, 1999 to $1.2 million for the six months ended June 30, 2000. This decrease was due to a reduction in legal fees as well as a $100,000 reduction in the second quarter management fees paid to the Company's general partner.

      EBITDA. As a result of the foregoing, EBITDA decreased from $7.3 million for the six months ended June 30, 1999 to $7.0 million for the six months ended June 30, 2000.

      Depreciation and Amortization. Depreciation and amortization increased from $3.7 million for the six months ended June 30, 1999 to $4.4 million for the six months ended June 30, 2000. This increase is primarily the result of the capital expenditures made as a part of the Company's ongoing selective upgrades.

      Interest Expense, Net. Interest expense, net decreased from $5.7 million for the six months ended June 30, 1999 to $5.5 million for the six months ended June 30, 2000. This decrease was a result of $200,000 of interest which the Company capitalized during the first six months of 2000. The Company did not capitalize any interest during the first six months of 1999.

      Loss before Gains on Sales of Cable Systems. As a result of the foregoing factors, the Company's loss before gains on sales of cable systems increased from $2.2 million for the six months ended June 30, 1999 to $2.9 million for the six months ended June 30, 2000.

      Net income / (loss). During the six months ended June 30, 1999, the Company realized $15.9 million in gains on the sales of its Tennessee and Forsyth and Monroe County, Georgia cable systems, which resulted in net income of $13.7 million as compared to a net loss of $2.9 million for the six months ended June 30, 2000.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

      No disclosures are required with respect to this item because the Company did not hold, either during the six months ended June 30, 2000 and 1999, or at June 30, 2000 and December 31, 1999, any market risk sensitive instruments.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the second quarter of 2000.

Item 5.  Other Events

      C. Timothy Trenary's employment with James Communications Partners, the Company's general partner, ended effective June 8, 2000.

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


                                  JAMES CABLE PARTNERS, L.P.

                                  By:  James Communications Partners
                                  General Partner

                                  By:  Jamesco, Inc.
                                  Partner

Date:  August 10, 2000            By:  /s/  William R. James
                                       ---------------------------------
                                            William R. James
                                            President

                                  By:  James Communications Partners
                                  General Partner

                                  By:  DKS Holdings, Inc.
                                  Partner

Date:  August 10, 2000            By:  /s/ Daniel K. Shoemaker
                                       ---------------------------------
                                           Daniel K. Shoemaker
                                           President (Principal financial
                                           officer and chief accounting officer)


                                  JAMES CABLE FINANCE CORP.


Date:  August 10, 2000            By:  /s/ William R. James
                                       ---------------------------------
                                           William R. James
                                           President

Date:  August 10, 2000            By:  /s/ Daniel K. Shoemaker
                                       ---------------------------------
                                           Daniel K. Shoemaker
                                           Treasurer (Principal financial
                                           officer and chief accounting officer)

                                 Exhibit Index
                                 -------------

Exhibit No.                   Description
-----------                   -----------
    27.1                      Financial Data Schedule