Form 10-Q
period 2000-09-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2000-11-13
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

      (Mark One)


      /x/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
           THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2000

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
(State or Other Jurisdiction of Incorporation           (I.R.S. Employer Identification No. of
     or Organization of each Registrant)                            each Registrant)

      38710 Woodward Avenue, Suite 180                                   48304
         Bloomfield Hills, Michigan                                    (Zip Code)
  (Address of principal executive offices)

Registrants' telephone number, including area code:  (248) 647-1080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.        /x/ Yes        / /  No

Number of shares of common stock of James Cable Finance Corp. outstanding as of November 13, 2000: 1,000.

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


PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                               September 30,          December 31,
                                                                                   2000                   1999
                                                                             ------------------     ------------------
                                                                                (Unaudited)
                                     ASSETS
                                     ------

Cash & Cash Equivalents                                                      $       1,386,344      $       5,342,420
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $12,879 in 2000 and $28,141 in 1999)                      3,500,275              3,356,444
Prepaid Expenses & Other                                                               235,062                180,635
Property & Equipment:
      Cable television distribution systems and equipment                           94,561,708             87,448,177
      Land and land improvements                                                       296,681                296,681
      Buildings and improvements                                                       988,121                988,121
      Office furniture & fixtures                                                    2,169,720              2,169,720
      Vehicles                                                                       3,592,938              3,592,938
                                                                             ------------------     ------------------
           Total                                                                   101,609,168             94,495,637
      Less accumulated depreciation                                                (75,802,079)           (70,686,387)
                                                                             ------------------     ------------------
           Total                                                                    25,807,089             23,809,250
Deferred Financing Costs (Net of accumulated amortization of
      $1,947,559 in 2000 and $1,474,393 in 1999)                                     2,263,603              2,736,769
Intangible Assets, Net                                                              14,874,272             16,353,084
Deposits                                                                                 9,942                 20,842
                                                                             ------------------     ------------------

Total Assets                                                                 $      48,076,587      $      51,799,444
                                                                             ==================     ==================

                         LIABILITIES & PARTNERS' DEFICIT
                         -------------------------------

Liabilities:
      Debt                                                                   $     104,000,000      $     100,000,000
      Accounts payable                                                                   6,577                272,588
      Accrued expenses                                                               2,608,830              2,584,667
      Accrued interest on 10-3/4% Senior Notes                                       1,343,749              4,031,249
      Unearned revenue                                                               3,056,245              3,072,305
      Subscriber deposits                                                               20,032                 21,451
                                                                             ------------------     ------------------
           Total                                                                   111,035,433            109,982,260
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                             (56,864,784)           (52,314,823)
      General partner                                                               (6,094,062)            (5,867,993)
                                                                             ------------------     ------------------
           Total                                                                   (62,958,846)           (58,182,816)
                                                                             ------------------     ------------------

Total Liabilities & Partners' Deficit                                        $       48,076,587     $       51,799,444
                                                                             ==================     ==================


                 See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     For the Three       For the Three         For the Nine         For the Nine
                                                     Months Ended         Months Ended         Months Ended         Months Ended
                                                     September 30,       September 30,        September 30,        September 30,
                                                         2000                 1999                 2000                 1999
                                                   ------------------   -----------------    -----------------    -----------------
                                                                                      (Unaudited)
Revenues                                           $       9,406,644    $      9,144,068     $     28,343,884     $     28,080,610
System Operating Expenses (Excluding
      Depreciation and Amortization)                       5,520,607           5,042,265           16,331,114           15,224,818
Non-System Operating Expenses:
      Management fee                                         362,948             456,748            1,197,427            1,414,797
      Other                                                  126,134             198,955              461,577              676,275
                                                   ------------------   -----------------    -----------------    -----------------
      Total non-system operating
           expenses                                          489,082             655,703            1,659,004            2,091,072
Depreciation and Amortization                              2,376,749           1,853,331            6,732,504            5,565,448
                                                   ------------------   -----------------    -----------------    -----------------
Operating Income                                           1,020,206           1,592,769            3,621,262            5,199,272
Interest and Other:
      Interest expense                                    (2,878,099)         (2,845,222)          (8,395,130)          (8,608,354)
      Interest income                                         28,835              41,915               80,780               82,832
      Other                                                  (26,917)            (28,749)             (82,942)             (89,567)
                                                   ------------------   -----------------    -----------------    -----------------
           Total interest and other                       (2,876,181)         (2,832,056)          (8,397,292)          (8,615,089)
                                                   ------------------   -----------------    -----------------    -----------------

Loss before gains on sales of cable systems               (1,855,975)         (1,239,287)          (4,776,030)          (3,415,817)

Gains on sales of cable systems                                    0                   0                    0           15,887,169
                                                   ------------------   -----------------    -----------------    -----------------

Net (Loss) Income                                  $      (1,855,975)   $     (1,239,287)    $     (4,776,030)    $     12,471,352
                                                   ==================   =================    =================    =================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  Consolidated Statements of Partners' Deficit

                                                                     Limited               General
                                                                    Partners               Partner                Total
                                                                ------------------    ------------------    ------------------
Balance, December 31, 1999                                      $     (52,314,823)    $      (5,867,993)    $     (58,182,816)
      Net loss (unaudited)                                             (4,549,961)             (226,069)           (4,776,030)
                                                                ------------------    ------------------    ------------------

Balance, September 30, 2000 (unaudited)                         $      (56,864,784)   $       (6,094,062)   $     (62,958,846)
                                                                ==================    ==================    ==================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine         For the Nine
                                                                         Months Ended         Months Ended
                                                                        September 30,        September 30,
                                                                             2000                 1999
                                                                       -----------------    -----------------
                                                                                    (Unaudited)
Cash Flows used in Operating Activities:
      Net (loss) income                                                $     (4,776,030)    $     12,471,352
      Adjustments to reconcile net (loss) income to cash
           flows used in operating activities:
           Depreciation                                                       5,115,692            3,627,153
           Amortization                                                       1,616,812            1,938,295
           Noncash interest expense                                             473,166              473,166
           Gains on sales of cable systems                                            0          (15,887,169)
      (Increase) Decrease in assets:
           Accounts receivable                                                 (143,831)              77,171
           Prepaid expenses                                                     (54,427)              43,854
           Deposits                                                              10,900               (8,350)
      (Decrease) Increase in liabilities:
           Accounts payable                                                    (266,011)            (265,924)
           Accrued expenses                                                      24,163               22,377
           Accrued interest on 10-3/4% Senior Notes                          (2,687,500)          (2,687,500)
           Unearned revenue                                                     (16,060)            (155,868)
           Subscriber deposits                                                   (1,419)              (1,598)
                                                                       -----------------    -----------------
                Total adjustments                                             4,071,485          (12,824,393)
                                                                       -----------------    -----------------
                Cash flows used in operating activities                        (704,545)            (353,041)
Cash Flows (used in) from Investing Activities:
      Additions to property and equipment                                    (7,113,531)          (7,060,279)
      Increase in intangible assets                                            (138,000)            (495,000)
      Net proceeds from sales of systems                                              0           16,753,000
                                                                       -----------------    -----------------
                Cash flows (used in) from investing activities               (7,251,531)           9,197,721
Cash Flows from (used in) Financing Activities:
      Proceeds from debt borrowings                                           4,000,000                    0
      Principal payments on debt                                                      0           (3,500,000)
                                                                       -----------------    -----------------
                Cash flows from (used in) financing activities                4,000,000           (3,500,000)
                                                                       -----------------    -----------------
Net (Decrease) Increase in Cash and Cash Equivalents                         (3,956,076)           5,344,680
Cash and Cash Equivalents, Beginning of Period                                5,342,420            1,465,193
                                                                       -----------------    -----------------
Cash and Cash Equivalents, End of Period                               $      1,386,344     $      6,809,873
                                                                       =================    =================


Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized)                                     $     10,589,140     $     10,839,835
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

         The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time this could change in the future as cable systems expand their broadband delivery of Internet services. In particular, there have been proposals made to Congress and the FCC which would allow unaffiliated Internet service providers and online service providers access to a cable systems distribution network and the FCC has commenced a proceeding to examine this issue. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                           September 30,        December 31,
                                                2000                1999
                                           -------------        ------------
                                            (Unaudited)
                ASSETS
                ------

Cash and cash equivalents                       $1,000              $1,000
                                             =========           =========

          SHAREHOLDER'S EQUITY
          --------------------

Shareholder's equity - Common stock
(1,000 shares issued and outstanding)           $1,000              $1,000
                                             =========           =========

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

(2) STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the date of inception through September 30, 2000, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet service and digital service) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access, modem installation fees and fees for leased lines. Digital service revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. Other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 2000, the Company had 69,757 basic subscribers and 22,193 premium subscriptions, representing basic penetration of 53.9% and premium penetration of 31.8% as compared to December 31, 1999 at which time the Company had 71,864 basic subscribers and 23,001 premium subscriptions which represented basic penetration of 55.5% and premium penetration of 32.0%.

       As of September 30, 2000 the Company was offering its high-speed Internet service to approximately 40% of its cable subscribers and had more than 2,600 high-speed Internet customers. In addition, the Company was offering its dial-up Internet services to approximately 50% of its cable subscribers and had approximately 3,500 dial-up Internet customers.

       System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Company's systems. Variable operating expenses consist of costs directly attributable to providing cable services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic, premium and digital cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Selling, service and administrative expenses directly attributable to the Company's systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sale costs.

       Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one of the Company's systems. These expenses include legal, audit and tax fees, an incentive bonus accrual for the general managers of the Company's systems and amounts paid to its general partner for management expenses.

LIQUIDITY AND CAPITAL RESOURCES

       General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations and to pay obligations as they mature. Liquidity, in the context of the Company's operations, is typically determined by cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors its available cash and cash equivalents in relation to projected cash needs in an effort to maintain adequate balances for current payments.

      The Company is more highly leveraged than many cable television companies and certain of its competitors. A substantial portion of its cash flow from operations must be committed to the payment of its interest expense and is not available for other purposes. The Company's high degree of leverage limits both its flexibility in reacting to changes in its business and its cash flows and its ability to obtain additional financing for working capital and general corporate purposes.

      At September 30, 2000, the Company's total indebtedness was $104.0 million, its total assets were $48.1 million and its partners' deficit was $63.0 million. On July 21, 2000 the Company's corporate credit rating and bank loan rating, as well as the rating on its Notes, were downgraded. According to the rating agency's press release, the downgraded ratings, which remain on credit watch with negative implications, are based on a "very tight liquidity situation, subscriber and EBITDA declines and a challenging competitive environment."

      The Company is currently in compliance with the debt covenants imposed by the Notes and the Credit Facility. While the Company's cash flows have been sufficient to meet its debt service requirements to date, based on the Company's current holdings of available cash and cash equivalents, its anticipated cash flows from operating activities and its projected cash needs, (i) the Company may not be in compliance with a debt ratio covenant under the Credit Facility after December 30, 2000, and (ii) the Company may not have funds sufficient to pay in full all interest due and payable with respect to the Notes on February 15, 2001. In an effort to improve its ability to service its debt, the Company is attempting to increase its cable and Internet service revenues and is seeking modifications to the Credit Facility that are intended to facilitate increased cash flows from financing activities. However, there can be no assurance that the Company will be successful in these endeavors.

      Cash Flows from Operating Activities. Net cash used in operating activities was $700,000 for the nine months ended September 30, 2000 as compared to $400,000 for the nine months ended September 30, 1999.

      Cash Flows used in / from Investing Activities. Net cash used in investing activities was $7.3 million for the nine months ended September 30, 2000 as compared to net cash from investing activities of $9.2 million for the nine months ended September 30, 1999. This change in investing cash flow is primarily attributable to the $16.8 million of net proceeds received upon the sales of the

Tennessee and Forsyth and Monroe County, Georgia cable systems, both of which occurred during the first quarter of 1999.

       Cash Flows from / used in Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2000 amounted to $4.0 million of proceeds from debt borrowings while the cash flows used in financing activities for the nine months ended September 30, 1999 amounted to $3.5 million of principal payments on debt.

      Balance Sheet. Cash decreased by $4.0 million from $5.4 million at December 31, 1999 to $1.4 million at September 30, 2000. This decrease was primarily the result of $10.8 million in interest payments that the Company made during the first nine months of 2000 which was partially offset by the $4.0 million in proceeds from debt borrowings discussed above. Property & Equipment increased by $7.1 million during the first nine months of 2000 primarily due to capital spending made as a part of the Company's ongoing selective system upgrade and rebuild program as well as the launch of its digital services in many of its systems.

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

       The Credit Facility. The Company has a Credit Facility with two independent banks acting as the lenders. The Credit Facility is a $20 million revolving credit facility (with an option to increase the amount of credit available thereunder to $30 million) that matures on August 15, 2002. Proceeds under the Credit Facility will be available (i) to provide for working capital and general corporate purposes, (ii) to fund certain permitted acquisitions of cable television systems, (iii) to provide for certain permitted repurchases of up to $5 million in the aggregate of limited partnership interests in the Company, and (iv) to pay transaction fees and expenses. The Credit Facility currently requires the Company to maintain the ratio of its total debt to annualized six-month EBITDA at no more than 7.5 to 1. As of September 30, 2000, this covenant limited the Company's maximum borrowings thereunder to approximately $4.5 million. The Credit Facility requires payments of accrued interest on a monthly basis throughout the term, with principal payment due at maturity. The Company had $4 million outstanding under the Credit Facility at September 30, 2000.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                   For the Three Months ended September 30,
                                                       2000                          1999
                                            ------------------------       -------------------------
                                              Amount           %              Amount           %
                                            -----------    ---------       ------------   ----------
                                                               (Dollars in thousands)

Revenues                                    $     9,407        100.0 %     $      9,144        100.0 %
System operating expenses                         5,521         58.7              5,042         55.1
Non-System operating expenses                       489          5.2                656          7.2
Depreciation and amortization                     2,377         25.2              1,853         20.3
                                            -----------    ---------       ------------   ----------
Operating income                                  1,020         10.9              1,593         17.4
Interest expense, net                             2,849         30.3              2,803         30.7
Other expenses                                       27          0.3                 29          0.3
                                            -----------    ---------       ------------   ----------
Net loss                                    $    (1,856)       (19.7)%     $     (1,239)       (13.6)%
                                            ===========    =========       ============   ==========

EBITDA (1)                                  $     3,397         36.1 %     $      3,446         37.7 %




                                                             For the Nine Months ended September 30,
                                                                2000                            1999
                                                     -------------------------       -------------------------
                                                       Amount            %             Amount           %
                                                     -----------     ---------       -----------    ----------
                                                                        (Dollars in thousands)
Revenues                                            $     28,344         100.0 %     $    28,081         100.0 %
System operating expenses                                 16,331          57.6            15,225          54.2
Non-System operating expenses                              1,659           5.9             2,091           7.4
Depreciation and amortization                              6,733          23.8             5,566          19.9
                                                     -----------     ---------       -----------    ----------
Operating income                                           3,621          12.7             5,199          18.5
Interest expense, net                                      8,314          29.3             8,525          30.4
Other expenses                                                83           0.3                90           0.3
                                                     -----------     ---------       -----------    ----------
Loss before gains on sales of cable systems               (4,776)        (16.9)           (3,416)        (12.2)
Gains on sales of cable systems                                0           0.0            15,887          56.6
                                                     -----------     ---------       -----------    ----------
Net (loss) income                                    $    (4,776)        (16.9)%     $    12,471          44.4 %
                                                     ===========     =========       ===========    ==========

EBITDA (1)                                           $    10,354          36.5 %     $    10,765          38.3 %



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

THREE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 1999

      Revenues. Revenues for the three months ended September 30, 2000 increased by $300,000, or 2.9%, to $9.4 million from $9.1 million for the three months ended September 30, 1999. This increase is primarily attributable to an increase in the Company's Internet revenues for the same periods. The Company's basic revenues for the third quarter of 2000 remained fairly consistent with the third quarter of 1999 as the loss in its basic subscriber base was partially offset by rate increases implemented since September 30, 1999. Average monthly total revenues per subscriber for the three months ended September 30, 2000 were $45.06, as compared to $42.24 for the same period last year.

      Subscribers. At September 30, 2000 the Company had 69,757 subscribers which represents a decrease of 2,141 from the 71,898 subscribers at September 30, 1999. Included in the 69,757 subscribers at September 30, 2000 were approximately 800 subscribers that the Company purchased from a franchised cable service competitor in Lafayette, Alabama in November of 1999. Thus, without this purchase the Company's subscriber base declined by approximately 2,941 from September 30, 1999 to September 30, 2000. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

      System Operating Expenses. System operating expenses for the three months ended September 30, 2000 were $5.5 million, an increase of $500,000, or 9.5%, over the three months ended September 30, 1999. As a percentage of revenues, system operating expenses increased 3.6% from 55.1% in 1999 to 58.7% in 2000. Approximately 40% of this increase in system operating expenses is a result of variable cost increases associated with higher programming rates and new programming launches including digital programming. The remaining increase is attributable to various fixed operating expenses as well as costs associated with the Company's new marketing strategies.

      Non-System Operating Expenses. Non-system operating expenses decreased by $200,000, or 25.4%, from $700,000 for the three months ended September 30, 1999 to $500,000 for the three months ended September 30, 2000. The reasons for this decrease include a $100,000 reduction in the management fees paid to the Company's general partner as well as a reduction in legal and professional fees paid during the third quarter of 2000.

      EBITDA. As a result of the foregoing, EBITDA remained consistent at $3.4 million for the three months ended September 30, 1999 and the three months ended September 30, 2000.

      Depreciation and Amortization. Depreciation and amortization increased by $500,000, or 28.2%, from the three months ended September 30, 1999 to the three months ended September 30, 2000. This increase is primarily due to the capital expenditures made as a part of the Company's ongoing selective upgrade program as well as the launch of its digital services is many of its systems.

      Interest Expense, Net. Interest expense, net remained consistent at $2.8 million for the three months ended September 30, 1999 and 2000.

      Net Loss. As a result of the foregoing factors, the Company's net loss was $1.9 million for the three months ended September 30, 2000 as compared to $1.2 million for the same period last year.

NINE MONTHS ENDED SEPTEMBER 30, 2000 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 1999

      Revenues. Revenues for the nine months ended September 30, 2000 increased by $300,000 to $28.4 million from $28.1 million for the nine months ended September 30, 1999. Increases in the Company's Internet revenues of $800,000 and digital revenues of $200,000 from the nine months ended September 30, 1999 to the nine months ended September 30, 2000 were offset by a decrease in the Company's basic and premium revenues for the same periods. As a result of rate increases implemented by the Company since September 30, 1999, average monthly total revenues per subscriber for the nine months ended September 30, 2000 were $44.82, as compared to $41.24 for the same period last year.

      System Operating Expenses. System operating expenses for the nine months ended September 30, 2000 were $16.3 million, an increase of $1.1 million, or 7.3%, over the nine months ended September 30, 1999. As a percentage of revenues, system operating expenses increased 3.4% from 54.2% in 1999 to 57.6% in 2000. The primary reason for this increase are expenses associated with the launching of the Company's Internet services in many of its systems as well as variable cost increases associated with higher programming rates and new programming launches including digital programming.

      Non-System Operating Expenses. Non-system operating expenses decreased from $2.1 million for the nine months ended September 30, 1999 to $1.7 million for the nine months ended September 30, 2000. This decrease was due to a reduction in legal and professional fees as well as a $200,000 reduction in the management fees paid to the Company's general partner.

      EBITDA. As a result of the foregoing, EBITDA decreased from $10.8 million for the nine months ended September 30, 1999 to $10.4 million for the nine months ended September 30, 2000.

      Depreciation and Amortization. Depreciation and amortization increased from $5.6 million for the nine months ended September 30, 1999 to $6.7 million for the nine months ended September 30, 2000. This increase is primarily the result of the capital expenditures made as a part of the Company's ongoing selective upgrades as well as the launch of its digital services is many of its systems.

      Interest Expense, Net. Interest expense, net decreased from $8.5 million for the nine months ended September 30, 1999 to $8.3 million for the nine months ended September 30, 2000. This decrease was a result of $200,000 of interest which the Company capitalized during the first nine months of 2000. The Company did not capitalize any interest during the first nine months of 1999.

      Loss before Gains on Sales of Cable Systems. As a result of the foregoing factors, the Company's loss before gains on sales of cable systems increased from $3.4 million for the nine months ended September 30, 1999 to $4.8 million for the nine months ended September 30, 2000.

      Net income / (loss). During the nine months ended September 30, 1999, the Company realized $15.9 million in gains on the sales of its Tennessee and Forsyth and Monroe County, Georgia cable systems, which resulted in net income of $12.5 million as compared to a net loss of $4.8 million for the nine months ended September 30, 2000.

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

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     No disclosures are required with respect to this item because the Company did not hold, either during the nine months ended September 30, 2000 and 1999, or at September 30, 2000 and December 31, 1999, any market risk sensitive instruments.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending ordinary and routine legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

     The Company, along with numerous other cable operators, is involved in a proceeding relating to the pole-rental charges affecting its operations in Alabama. The Company, like other communications companies, attaches its facilities to poles owned and controlled by utility companies, including electric companies. The rates, terms and conditions of access to these utilities' poles are regulated under federal law at the Federal Communications Commission (the "FCC"). Earlier this year, an Alabama electric utility (the "Utility")(as part of a larger electric-industry initiative to deregulate pole-attachment regulation through litigation) notified a number of cable operators in its service areas, including the Company, of its intent to impose pole-rental increases many times above the current level.

     On September 8, 2000, in Alabama Cable Telecommunications Association v. Alabama Power Co., file No. P.A. 00-003, DA 00-2078, the FCC's Cable Service Bureau (the "Bureau") issued an order declaring the Utility's proposed pole-rental rates void and reinstated the existing pole-rental rates. The order also required the Utility and the affected cable operators, including the Company, to negotiate, in good faith, a new rate under the FCC's pole rate formula and a new pole attachment agreement.

     Since the issuance of the Bureau's order, the Utility has appealed the order to the commissioners of the FCC and has also simultaneously sought relief from the order in the U.S. Court of Appeals for the 11th Circuit in Atlanta, Georgia. The FCC has sought dismissal of this judicial appeal. In the interim, the Utility and the affected cable operators, including the Company, have initiated the good faith negotiations mandated by the order.

     The pole-rental increases proposed by the Utility, if effective, would result in a significant increase in the Company's fixed operational costs in the affected systems. Although the Company is vigorously opposing these increases at the FCC and other legal forums, there can be no assurance that these efforts will be successful or that the Company's pole-rental rates will not be significantly increased. Any significant increase in the Company's pole-rental rates could have a material adverse effect on its future cash flows from operating activities and its liquidity.

Item 6.

         (a)      Exhibits.

EXHIBIT NO.            DESCRIPTION

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


                                 JAMES CABLE PARTNERS, L.P.

                                 By: James Communications Partners
                                 General Partner

                                 By: Jamesco, Inc.
                                 Partner

Date:  November 13, 2000             By: /s/  William R. James
                                         ----------------------------
                                         William R. James
                                         President

                                 By:  James Communications Partners
                                 General Partner

                                 By:  DKS Holdings, Inc.
                                 Partner

Date:  November 13, 2000             By: /s/ Daniel K. Shoemaker
                                         ----------------------------
                                         Daniel K. Shoemaker
                                         President (Principal financial
                                         officer and chief accounting officer)


                                 JAMES CABLE FINANCE CORP.


Date:  November 13, 2000             By: /s/ William R. James
                                         ----------------------------
                                         William R. James
                                         President

Date:  November 13, 2000             By: /s/ Daniel K. Shoemaker
                                         ----------------------------
                                         Daniel K. Shoemaker
                                         Treasurer (Principal financial
                                         officer and chief accounting officer)

                                  Exhibit Index

Exhibit No.     Description

   27.1         Financial Data Schedule