Form 10-K405
period 2000-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2001-03-28
CIK 926285, 926283

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

                   For the fiscal year ended December 31, 2000

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

The number of shares of James Cable Finance Corp. outstanding as of March 15, 2001 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

* James Cable Finance Corp. meets the conditions set forth in General Instruction I. (1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                               Page No.
                                     PART I
Item 1.     Business.........................................................................      3
                    General..................................................................      3
                    Business Strategy........................................................      3
                    Industry Overview........................................................      4
                    The Systems..............................................................      6
                    Programming and Subscriber Rates.........................................      9
                    Internet Services........................................................     10
                    Customer Service and Marketing...........................................     10
                    Technical Overview.......................................................     11
                    Franchises...............................................................     11
                    Competition..............................................................     12
                    Legislation and Regulation...............................................     14
                    Insurance................................................................     18
                    Employees................................................................     18
Item 2.     Properties.......................................................................     18
Item 3.     Legal Proceedings................................................................     18
Item 4.     Submission of Matters to a Vote of Security Holders..............................     19

                                     PART II
Item 5.     Market for Registrant's Common Equity and Related Shareholder Matters............     19
Item 6.     Selected Financial Data..........................................................     19
Item 7.     Management's Discussion and Analysis of Financial Condition and
             Results of Operations...........................................................     22
                   Overview..................................................................     22
                   Results of Operations.....................................................     23
                   Liquidity and Capital Resources...........................................     25
                   Impact of Inflation and Changing Prices...................................     26
                   Effects of New Accounting Pronouncements..................................     26
                   Sales of Cable Systems....................................................     26
                   Forward-Looking Statements................................................     27
Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................     29
Item 8.     Financial Statements and Supplementary Data......................................     29
Item 9.     Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure.............................................     29

                                    PART III
Item 10.    Directors and Executive Officers.................................................     30
Item 11.    Executive Compensation...........................................................     30
Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     31
Item 13.    Certain Relationships and Related Transactions...................................     31

                                     PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     32

PART I

ITEM 1.  BUSINESS

GENERAL:

James Cable Partners, L.P. ("James," and together with its wholly owned subsidiary James Cable Finance Corp., the "Company") owns, operates and develops cable television systems (the "Systems") serving rural communities in seven geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 2000, the Systems passed an estimated 129,600 homes and served 69,875 basic subscribers, representing a basic penetration of 53.9%. The Company's goal is to maintain its position as the preferred provider of video services, and to become the single hardwire broadband provider of enhanced video services and advanced telecommunication services, in the markets that it serves. James' principal executive offices are located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

James is a Delaware limited partnership that was formed in January 1988 for the purpose of realizing capital appreciation through the ownership, control and operation of assets comprising cable television systems. Unless its term is extended as provided in its limited partnership agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination, by the General Partner, of James that James should be dissolved, with the approval of 51% of the Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of the Class A Limited Partner interests of James, (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner.

Since its inception in 1988, James' business and affairs have been managed and controlled by its general partner, James Communications Partners, a Michigan co-partnership (the "General Partner"). The General Partner is managed and controlled by its two general partners, Jamesco, Inc. and DKS Holdings, Inc. See "Part III-Item 10. Directors and Executive Officers." The General Partner's principal executive office is located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

James Cable Finance Corp. ("Finance Corp.") is a wholly-owned subsidiary of James that was incorporated under the laws of the State of Michigan on June 19, 1997 for the purpose of serving as a co-issuer with James of the $100 million principal amount 10 -3/4% Series B Senior Notes due 2004 that the Company issued during the second-half of 1997. Finance Corp.'s only asset consists of $1,000 cash and there are substantial contractual restrictions on its activities. Finance Corp.'s principal executive office is located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

BUSINESS STRATEGY:

The Company believes that there are competitive and economic advantages to owning and operating cable television systems in rural markets. Due to lower population densities and higher per household plant installation costs, rural markets are more likely than larger urban and suburban markets to have a single hardwire broadband video and telecommunications service provider. In addition, cable television systems in rural markets are typically characterized by lower churn rates and greater penetration than larger urban and suburban markets. In rural markets, cable service is often required for adequate reception of a full range of over-the-air television stations. Moreover, fewer entertainment alternatives are available, and cable television provides a major source of entertainment.

The Company's business strategy is to (i) selectively upgrade the Systems, (ii) provide enhanced digital video, (iii) deliver advanced telecommunications services, including Internet access, and (iv) pursue strategic acquisitions. It has also attempted to maintain and improve system operating results by implementing management, operational and technical changes that are intended to improve operating efficiencies, enhance operating cash flow and reduce overhead through economies of scale. To this end, the Company has "clustered" its Systems in concentrated geographic areas, which allows fixed costs to be spread over an extended subscriber base. In an effort to further enhance its operational and financial performance, the Company may from time to time consider opportunities to acquire or exchange its assets for cable television systems located near its existing markets.

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

         As of December 31, 2000, the Company had completed the 750 MHz upgrades to cable plant serving approximately 32% of its basic subscribers and has also supplemented a portion of its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services to approximately 13% of its subscribers. The Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its entire Tennessee System which serves approximately 6,000 subscribers. During 2000, approximately 50% of the Tennessee System subscribers were converted to the new 750 MHz cable plant which allows for the delivery of advanced telecommunications services. The construction for the remaining subscribers is expected to be completed by the end of 2001. Once the Tennessee upgrade is complete, the Company will have the ability to deliver advanced telecommunications services to approximately 50% of its subscriber base.

         The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

- Provide Enhanced Digital Video. The Company, in order to provide enhanced digital video, has launched Headend In The Sky(R) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of AT&T. HITS is currently available to nearly 50% of the Company's subscriber base. Alternatively, in Systems that do not offer HITS, the Company has launched its digital video solution utilizing Hits2Home ("H2H"). H2H was developed by the same group, and allows for the same digital services, as HITS. The difference is that with HITS the Company receives the digital signals at its headend sites, which requires a significant amount of upfront cost in equipment, and then sends the signal to its subscribers over its cable plant. With H2H there is a dish installed at the subscriber's house and they receive the digital signals directly, thus, there is no upfront cost for headend equipment. Both HITS and H2H allow the Company to deliver video services such as pay-per-view programming and tiered niche satellite programming. The Company believes that these enhanced digital video services will allow it to provide services comparable to DBS. At December 31, 2000 the HITS and H2H services were available to approximately 65% of the Company's basic subscribers.

- Deliver Advanced Telecommunications Services, Including Internet Access. The Company believes that upgraded advanced telecommunications services will provide additional revenue opportunities. The Company further believes that the cable infrastructure will provide the fastest, most cost-effective delivery mechanism for Internet access and inter- and intra- network data services in many of its markets.

         As of December 31, 2000, the Company was offering either its two-way or one-way high-speed Internet services in portions of every Cluster and had more than 3,400 high-speed Internet customers. The Company intends to increase the number of high-speed Internet customers by (i) increasing its emphasis on marketing and customer based education regarding the benefits of high-speed Internet services and (ii) offering its high-speed services to additional subscribers as future rebuild and upgrade projects are completed.

         In addition to its high-speed Internet services, the Company is also offering traditional dial-up Internet services in many of its Systems. The Company's dial-up services are similar to those offered by companies such as America Online and The Microsoft Network. At December 31, 2000, the Company had more than 3,800 dial-up Internet customers.

- Pursue Strategic Acquisitions. The Company intends to consider opportunities to acquire cable television systems. Because it is more cost effective to provide advanced telecommunications services over an expanded subscriber base within a concentrated geographic area, the Company will generally seek to acquire cable television systems, or groups of systems, in close proximity to its existing Systems and markets. However, the Company may consider acquisitions in other geographic areas which are consistent with its business strategy. Furthermore, the Company may divest itself, through asset exchanges or outright sales, of cable television systems that do not readily lend themselves to the Company's business strategy. Factors likely to be considered by the Company in evaluating the desirability of a potential acquisition or asset exchange opportunity include price and terms, subscriber densities, growth potential (in terms of both market and cash flow) and whether the target system can be readily integrated into the Company's operations.

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

Cable television systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT")), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather and public service announcements. For an extra monthly charge, cable television systems also offer "premium" television services to customers on a per-channel basis. These services (such as Home Box Office ("HBO") and Showtime) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

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

In addition to the above traditional cable television offerings, many cable television systems have begun the process of upgrading or rebuilding their cable plant to allow for the introduction of advanced telecommunications services such as high-speed internet, digital compression services and telephony. This allows the cable television systems to offer their subscriber base more services over their already existing infrastructure and, of course, collect additional revenues for installations and monthly fees for these new services.

THE SYSTEMS:

The following table sets forth certain operating statistics for the Systems for the periods indicated:

                                        (dollars in thousands except per subscriber data)
                                     1996         1997       1998 (1)     1999 (1)       2000
                                   --------     --------     --------     --------     --------
Homes passed (2)                    129,291      129,291      138,040      129,600      129,600
Basic subscribers (3)                78,449       78,197       84,755       71,864       69,875
Basic penetration (4)                  60.7%        60.5%        61.4%        55.5%        53.9%
Basic revenues (5)                 $ 29,087     $ 29,978     $ 31,521     $ 30,737     $ 29,990
Average monthly basic
   revenues per subscriber (6)     $  30.47     $  31.92     $  33.35     $  34.18     $  35.61
Premium subscriptions (7)            25,652       24,076       26,413       23,001       22,713
Premium penetration (8)                32.7%        30.8%        31.2%        32.0%        32.5%
Average monthly total revenues
   per subscriber (6)              $  36.89     $  38.10     $  39.95     $  41.56     $  44.99
Average annual system operating
   cash flow per subscriber (9)    $    238     $    235     $    233     $    226     $    226
Average annual EBITDA per
   subscriber (10)                 $    207     $    202     $    195     $    188     $    196
Miles of plant                        3,483        3,483        3,883        3,254        3,282


(1) The figures shown for 1998 reflect the Company's purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia (See "Part II - Item
         7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Sales of Cable Systems.").

(2) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(3) For purposes of all information presented herein, and unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located. In addition, the basic subscriber number includes subscribers who are receiving the Company's services at a promotional rate.

(4)      Basic subscribers as a percentage of homes passed.

(5) Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) and monthly charges for customer equipment rental.

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

(10) EBITDA divided by the average number of basic subscribers for the period (See "Part II - Item 6. Selected Financial Data (Footnote 6)" for a definition of EBITDA).

The Company's Systems are divided into seven geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 2000 for the individual clusters:

                                                                                                               Average
                                                                                                               Monthly
                                                  Percent of                                                    Total
                      Estimated                  All Systems                                                   Revenues
                        Homes         Basic          Basic        Basic         Premium        Premium            per
    Cluster            Passed     Subscribers    Subscribers   Penetration   Subscriptions   Penetration      Subscriber
------------------    ---------   -----------    -----------   -----------   -------------   ------------    -----------
Oklahoma / Texas         33,300        15,934           22.8%       47.8%            4,963       31.1%       $    47.47
Louisiana                25,700        12,383           17.7        48.2             4,486       36.2             46.27
Georgia                  19,700        11,756           16.8        59.7             4,969       42.3             47.62
Colorado / Wyoming       15,100         8,802           12.6        58.3             2,701       30.7             45.26
Alabama                  13,800         8,751           12.5        63.4             2,143       24.5             41.62
Florida                  10,000         6,268            9.0        62.7             2,396       38.2             48.83
Tennessee                12,000         5,981            8.6        49.8             1,055       17.6             31.12
                      ---------   -----------    -----------                 -------------

        Totals          129,600        69,875          100.0%       53.9%           22,713       32.5%       $    44.99
                      =========   ===========    ===========                 =============

The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $13.9 million in capital expenditures improving the plant and operations in this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system, and supplementing its 450 MHz cable plant in Decatur, Texas with fiber.

The Company is currently offering its two-way high-speed Internet service to approximately 5,700 subscribers and its one-way high-speed Internet service to approximately 3,400 subscribers in its Oklahoma/Texas Cluster. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet service to certain portions of the Oklahoma/Texas Cluster. At December 31, 2000, the Oklahoma/Texas Cluster had approximately 1,060 high-speed Internet customers and approximately 1,320 dial-up Internet customers.

The administrative, technical, marketing and customer service operations for this cluster are consolidated into one main office located in Durant, Oklahoma. The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 2000, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,300 and the number of basic subscribers and premium subscriptions were 15,934 and 4,963, respectively.

The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $12.2 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants, installing three microwave complexes eliminating the need for eight headends and supplementing its 450 MHz plant in and around Westlake with fiber to allow for the introduction of advanced telecommunications services. At December 31, 2000, the estimated number of homes passed for this Cluster was 25,700 and the number of basic subscribers and premium subscriptions were 12,383 and 4,486, respectively.

During 2000 the Company completed the reverse path activation of its fiber cable plant in and around Westlake, Louisiana and is now offering its two-way high-speed Internet service to approximately 6,700 subscribers. In addition, the Company offers traditional dial-up service to certain portions of the Louisiana Cluster. At December 31, 2000, the Louisiana Cluster had approximately 410 high-speed Internet customers and approximately 120 dial-up Internet customers.

Since acquiring the Louisiana Cluster, the Company has consolidated all administrative, technical, marketing and customer service operations into one central office located in Westlake, Louisiana.

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

The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $12.9 million in capital improvements to the Georgia Cluster which has included the installation of microwave complexes, which eliminated the need for several headends, as well as improving the plant throughout the majority of the Cluster. In addition, the Company has completed its 750 MHz upgrades to the cable plant in Hawkinsville, Cochran, Eatonton, Madison and Gray.

The Company is now offering its two-way high-speed Internet service to approximately 6,700 subscribers and, in addition, is offering its one-way high-speed Internet service to approximately 3,000 subscribers. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet service to certain portions of the Georgia Cluster. At December 31, 2000, the Georgia Cluster had approximately 500 high-speed Internet customers and approximately 780 dial-up Internet customers.

At December 31, 2000, the Georgia Cluster passed an estimated 19,700 homes and had 11,756 basic subscribers and 4,969 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all administrative, technical, marketing and customer service operations are centralized.

The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from a central office in Douglas, Wyoming. Since these Systems were acquired, the Company has made $8.2 million in capital expenditures to improve plant reliability, reception and service, including the 750 MHz HFC upgrade of the Systems serving Douglas, Torrington, Wheatland and Lingle, Wyoming.

The Company is now offering its two-way high-speed Internet service to approximately 5,500 subscribers. In addition, the Colorado/Wyoming Cluster is offering traditional dial-up Internet service to certain portions of its subscriber base. At December 31, 2000, the Colorado/Wyoming Cluster had approximately 790 high-speed Internet customers and approximately 850 dial-up Internet customers.

The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 2000, the estimated number of homes passed in this Cluster was 15,100 and the number of basic subscribers and premium subscriptions were 8,802 and 2,701, respectively.

The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $6.4 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings, including the 750 MHz upgrade to the cable plant serving approximately 2,400 subscribers in Roanoke and Wadley, Alabama.

The Company is now offering its two-way high-speed Internet service in Roanoke and Wadley, as well as traditional dial-up Internet service to certain portions of its Alabama Cluster. At December 31, 2000, the Alabama Cluster had approximately 310 high-speed Internet customers and approximately 130 dial-up Internet customers.

The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All administrative, technical, marketing and customer service operations have been centralized into the main office. The Alabama Cluster, as of December 31, 2000, passed an estimated 13,800 homes and had 8,751 basic subscribers and 2,143 premium subscriptions.

The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $6.8 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated onto one microwave complex, which reduces maintenance and equipment costs.

The Company is currently offering its one-way high-speed Internet service to its High Springs and Alachua Systems, as well as traditional dial-up Internet service to certain portions of the Florida Cluster. At December 31, 2000, the Florida Cluster had approximately 40 high-speed Internet customers and approximately 110 dial-up Internet customers.

The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, technical, marketing and customer service operations are coordinated from this location. The Florida Cluster, as of December 31, 2000, passed an estimated 10,000 homes and had 6,268 basic subscribers and 2,396 premium subscriptions.

The University of Florida, located in Gainesville, has contributed to the economic stability of the communities served by the Florida Cluster. Other industries providing employment in the area include agriculture, ranching and tourism.

The Tennessee Cluster. The Company acquired the Systems comprising the Tennessee Cluster in one transaction on December 10, 1998. These Systems serve rural communities located Northeast of Knoxville, Tennessee. All administrative, technical, marketing and customer service operations are coordinated out of one central office located in Tazewell, Tennessee.

Since acquiring this Cluster, the Company has spent $6.2 million on capital expenditures, the majority of which has been for the 750 MHz HFC upgrade that is currently in process. During 2000, the Company converted approximately 50% of the Tennessee Cluster's basic subscribers to its 750 MHz cable plant which allowed for the introduction of advanced telecommunication services, including its high-speed Internet. In addition, the Company is offering its dial-up Internet service to all of the basic subscribers in the Tennessee Cluster. At December 31, 2000, the Tennessee Cluster had approximately 290 high-speed Internet customers and approximately 510 dial-up Internet customers.

The economies of the communities served by the Tennessee Cluster benefit from many furniture manufacturers as well as medical supply manufacturers and the agriculture industry. As of December 31, 2000, the Tennessee Cluster passed an estimated 12,000 homes and had 5,981 basic subscribers and 1,055 premium subscriptions.

PROGRAMMING AND SUBSCRIBER RATES:

The Company has various contracts to obtain basic, satellite and premium programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, the Company is a member of a programming consortium consisting of small to medium sized multiple system operators and individual cable systems serving, in the aggregate, over ten million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small and medium sized cable operators. The Company does not have long-term programming contracts for the supply of a portion of its programming, due in part to ongoing negotiations with a number of its programming suppliers, but also due to the Company's belief that it is in its best interests to enter into long-term programming contracts only if additional benefits are derived from the contractual arrangements. In cases where the Company does have such contracts, they are generally for fixed periods of time ranging from one to five years and are subject to negotiated renewal. While the loss of contracts with certain of the Company's programming suppliers could have an adverse effect on its results of operations, management does not believe the risk of such a loss is particularly great due to the substantial motivation of programming suppliers to obtain the widest possible audience for their products.

Cable programming costs are expected to continue to increase primarily due to additional programming being provided to subscribers, increased costs to purchase cable programming and inflationary increases. In 1998, 1999 and 2000, programming costs as a percentage of revenues were 19.9%, 20.1% and 21.2%, respectively. No assurance can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

The Systems offer their subscribers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and in some systems local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. In general, the Company offers two tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air) and a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT). However, in some of its Systems the Company offers only a single level of basic service containing both the broadcast and satellite delivered programming. The Company also offers premium programming services, both on a per-channel basis and, in many Systems, as part of premium service packages as well as multiple tiers of digital satellite service, and pay-per-view, through HITS and H2H.

Monthly subscriber rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 2000, the Company's monthly full basic service rates for residential subscribers ranged from $18.50 to $40.99 and per-channel premium service rates (not including special promotions) ranged from $7.95 to $12.95 per service. At December 31, 2000, the weighted average price for the Company's monthly full basic service was approximately $37.34.

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

Other potential sources of revenue for cable television systems include the lease of tower space to cellular telephone, personal communications services ("PCS"), and paging companies and other transmission businesses and the sale of programming featuring movies and special events to customers on a pay-per-view basis, which the Company can now offer through its HITS and H2H services.

While the Company also offers advanced telecommunications services (including Internet services as discussed below), it anticipates that monthly subscriber fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

INTERNET SERVICES:

As of December 31, 2000 the Company had the capabilities of providing its high-speed Internet service, via either one-way or two-way, to approximately 56% of its basic cable subscribers. In addition, the Company, as of December 31, 2000, was offering its traditional dial-up Internet services to over 50% of its cable subscribers.

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

Monthly rates charged to Internet customers vary based on the type of service they receive. In some of the Systems a discount is given to those Internet customers who also receive the Company's cable television service. At December 31, 2000, the Company's monthly Internet rate (not including special promotions) varied from $17.95, for a dial-up customer who also receives cable television, to $54.95 for high-speed commercial customers.

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

As part of its efforts to maximize cash flow, and in response to increasing competition, the Company has attempted to add and retain subscribers and increase cash flow per subscriber by aggressively marketing its basic and premium service offerings as well as its Internet, HITS and H2H services. To this end, the Company utilizes a number of coordinated marketing techniques, including (i) direct door to door sales, (ii) local newspaper and radio advertising and cable system promotional advertising insertion in certain satellite programs, (iii) direct mail, (iv) telemarketing and (v) monthly billing statement inserts. There can be no assurance that the

Company's efforts in this area will be successful. See "- Competition" and "Item
7. Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Information."

TECHNICAL OVERVIEW:

The following table sets forth certain information, as of December 31, 2000, regarding the analog channel capacities and miles of plant of the Systems:

                                       300 MHZ         330 MHZ         400 MHZ        450 MHZ         750 MHZ
                                      UP TO 36        UP TO 42        UP TO 54       UP TO 62       UP TO 100
                                      CHANNELS        CHANNELS        CHANNELS       CHANNELS        CHANNELS           TOTAL
                                      --------        --------        --------       --------       ---------          -------
Number of headends (1)                      10              17               1             12               8              48
Number of subscribers as of
   December 31, 2000 (1)                 9,419          10,175             403         27,770          22,108          69,875
% of subscribers                          13.5%           14.6%            0.6%          39.7%           31.6%          100.0%
Miles of Plant                             621             622               6          1,288             745           3,282
% of miles of plant                       18.9%           19.0%            0.2%          39.2%           22.7%          100.0%

(1) Some of the Company's headends have subscribers on multiple bandwidth levels. In these instances the headend has been included in the highest bandwidth category offered but the subscribers have been allocated to their actual bandwidth category.

The Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its entire Tennessee System which serves approximately 6,000 subscribers. During 2000, approximately 50% of the Tennessee System subscribers were converted to the new 750 MHz cable plant which allows for the delivery of advanced telecommunications services. The construction for the remaining subscribers is expected to be completed by the end of 2001. Once the Tennessee upgrade is complete, the Company will have the ability to deliver advanced telecommunications services to approximately 50% of its subscriber base.

The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

The Company utilizes a "trap" scheme whereby a technician installs filters, or traps, at each cabled home enabling the technician to configure the programming received by each subscriber. Upon completion of a System upgrade, the Company will enable digital addressable technology to certain of its subscribers to take advantage of the HITS and H2H services. These services transmit digitally compressed signals of niche satellite programming, multiplexed premium services, pay-per-view movies and music.

While some of the Company's Systems are wired exclusively with coaxial cable, the remaining Systems utilize fiber optic cable in conjunction with coaxial cable. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The Company plans to use an HFC design across those portions of its cable plant that serve its highest subscriber densities to most efficiently upgrade the Systems. Additionally, the Company plans to use fiber optic technology to interconnect certain headends and install fiber backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improved picture quality and system reliability.

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

At December 31, 2000, the Company held 118 franchises. These franchises, most of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.7% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by significantly changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 2000:

                                     PERCENTAGE      NUMBER        PERCENTAGE
      YEAR OF           NUMBER OF     OF TOTAL      OF BASIC     OF TOTAL BASIC
FRANCHISE EXPIRATION    FRANCHISES   FRANCHISES    SUBSCRIBERS    SUBSCRIBERS
---------------------   ----------   ----------    -----------   --------------
Prior to 2003                   11          8.3%         3,932              5.6%
2003 - 2007                     34         25.8         20,401             29.2
2008 - 2011                     31         23.5         20,143             28.8
2012 and after (1)              38         28.8         19,714             28.3
No expiration date               4          3.0          1,534              2.2
                        ----------   ----------    -----------   --------------
     Subtotal                  118         89.4         65,724             94.1
No franchise required           14         10.6          4,151              5.9
                        ----------   ----------    -----------   --------------
     Total                     132        100.0%        69,875            100.0%
                        ==========   ==========    ===========   ==============

(1) Included in this category is the Company's franchise in Crawford, Georgia, which represents 181 basic subscribers. This franchise, which had expired on September 9, 2000, was renewed on January 11, 2001 for a term of 15 years and did not contain any significant changes from the prior franchise agreement.

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

COMPETITION:

Cable television systems face competition from alternative methods of receiving and distributing television signals and from other sources of news, information and entertainment such as off-air television broadcast programming, DBS services, wireless cable services, newspapers, movie theaters, live sporting events, online computer services and home video products, including DVD and videotape players. The extent to which a cable communications system is competitive depends, in part, upon the cable system's ability to provide, at a reasonable price to customers, a greater variety of programming and other communications services than those which are available off-air or through other alternative delivery sources and upon superior technical performance and customer service.

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

In recent years, the Federal Communications Commission ("FCC") and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to satellite dishes as small as eighteen inches located on the customers' premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems have increased channel capacity to over 100, enabling them to provide movies, broadcast stations, high-speed Internet access, and other programming services comparable to those of cable television systems. DBS is currently being heavily marketed on a nationwide basis by two specific providers and is a significant competitor to traditional hardline cable service providers, including the Company.

The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high costs for additional outlets and a lack of local broadcast programming in smaller markets, service and equipment distribution. With respect to local broadcast television programming, recent legislation has removed legal obstacles to the retransmission of such programming to DBS subscribers. DBS providers are now making local broadcast programming available in certain larger markets. Rural loan legislation was recently enacted to make local broadcast programming available to DBS subscribers in smaller markets. In rural markets it may not be cost effective for DBS providers to provide local programming unless it is subsidized by the federal government. DBS companies now need to secure retransmission consent from the popular broadcast stations they wish to carry, and they will face mandatory carriage obligations of less popular broadcast stations as of January 2002. The Company's strategy of providing pay-per-view and satellite niche programming, via its HITS and H2H applications, in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with Internet services and other advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition. The principal DBS systems with which the Company's Systems compete are DirectTV and Echostar, which now have approximately 14 million subscribers and are growing rapidly.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service ("MMDS") which uses low power microwaves to transmit video programming and high-speed data services, including Internet access, over the air to customers. Additionally, the FCC has licensed Local Multipoint Distribution Service ("LMDS") systems, which can provide multichannel wireless video services in the 28 and 39 gigahertz ("GHz") bands. LMDS is also suited for providing wireless data services, including the possibility of Internet access. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology has increased significantly the channel capacity of the systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of such wireless distribution systems to compete may be hampered in some areas by physical terrain and foliage. Although prohibitive topography and limited "line of sight" access have limited competition from wireless distribution systems in a majority of the Company's franchise service areas, the Company has experienced such competition in portions of its Systems in Oklahoma, Texas, Louisiana and Florida.

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

Although LECs and cable operators can now expand their offerings across traditional service boundaries, the general prohibition on LEC buyouts (i.e. any ownership interest exceeding ten percent) of co-located cable systems, cable operator buyouts of co-located LEC systems and joint ventures between cable operators and LECs in the same market remains in place. The 1996 Telecom Act provides a few limited exceptions to this buyout prohibition, including a "rural exemption." The 1996 Telecom Act also provides the

FCC with limited authority to grant waivers of the buyout prohibition (subject to local franchising authority approval). The Company believes that significant growth opportunities exist by establishing cooperative, rather than competitive, relationships with LECs within service areas, to the extent permitted by law.

The entry of electric utility companies into the cable business, which was authorized by the 1996 Telecom Act, could also have an adverse affect on the Company's business. In addition, well capitalized businesses from outside of the cable industry may become competitors for franchises or providers of competing services.

Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems, as well as the introduction of new xDSL services, by LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services, including interactive computer-based services like the Internet, data and other non-video services. In addition, wireless Internet access is now offered in some markets by cellular, PCS and other mobile service providers.

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

The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings, some of which are still subject to current challenges. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its Systems.

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

Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles during a five year phase-in period, beginning in 2001, if the operator provides telecommunications service, as well as cable service, over its plant. The FCC clarified that a cable operator's provision of Internet service does not affect the favorable pole rates. However, a recent decision by the Eleventh Circuit Court of Appeals disagreed, holding that Internet traffic is neither cable service nor telecommunications service which might leave cable attachments that carry Internet traffic ineligible for federal protections. This decision could lead to substantial increases in pole attachment rates, and certain utilities have already proposed vastly higher pole attachment rates based, in part, on the existing court decision. The United States Supreme Court is now reviewing this decision and the Eleventh Circuit's mandate has been stayed pending this review. A variety of cable operators, including the Company, are challenging certain pole attachment rates at the FCC.

Cable entry into telecommunications will be affected by the regulatory landscape now being fashioned by the FCC and state regulators. One critical component of the 1996 Telecom Act to facilitate the entry of new telecommunications providers (including cable operators) is the interconnection obligation imposed on all telecommunication carriers. A number of implementation details are subject to ongoing regulatory and judicial review, but the basic requirement is now well established.

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

Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule established a nationwide ownership cap on any cable operator equal to 30% of all nationwide subscribers to multichannel video programming distributors, including cable and DBS subscribers. The District of Columbia Court of Appeals recently struck down both rules as unconstitutional.

There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. In order to satisfy these requirements the Company has agreed, in limited circumstances, to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. Currently, the Company has agreements in place for the majority of its broadcast channels and is involved in ongoing discussions with the balance of the broadcasters to obtain an agreement. The Company believes that it will be able to successfully reach an agreement with the majority of the remaining broadcasters so that its compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act will not have a material effect on its operations, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must simultaneously carry all analog and digital signals transmitted by the television stations during the multi-year transition in which a single broadcast licensee is authorized to transmit both an analog and digital signal. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of that tentative conclusion. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

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

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming, and video and video programmers who are not affiliated with cable operators, to all program access requirements.

Inside Wiring. The FCC has determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. In addition, the FCC is reviewing the enforceability of contracts to provide exclusive video services within a MDU complex. The FCC has proposed abrogating all such contracts held by incumbent cable operators, but allowing such contracts when held by new entrants. These changes, and others now being considered by the FCC, would, if implemented, make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and make the already competitive MDU sector even more challenging for incumbent cable operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including DBS receivers, on rental property within the exclusive use of a tenant (such as balconies and patios).

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity (recently suspended by judicial ruling), subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements, and closed captioning), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and Emergency Alert Systems. The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in, which began on July1, 2000, during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations.

The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

Internet Service Regulation. Although there is no significant federal regulation of cable system delivery of Internet services at the current time, and even though the FCC recently issued a report to Congress finding no immediate need to impose such regulation, this situation may change as cable systems expand their broadband delivery of Internet services. In particular, proposals have been advanced in Congress and at the FCC that would require cable operators to provide access to unaffiliated Internet service providers and online service providers. The Federal Trade Commission and the FCC recently imposed certain open access requirements on Time Warner and AOL in connection with their merger, but those requirements are not applicable to other cable operators. Some states and LFAs are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals. In June 2000, the Ninth Circuit Court of Appeals rejected an attempt by the City of Portland, Oregon to impose mandatory Internet access requirements on the local cable operator. In reversing a contrary ruling by the lower court, the Ninth Circuit Court held that Internet service was not a cable service and, therefore, could not be subject to local cable franchising.

In response to the Ninth Circuit decision, the FCC has initiated a new proceeding to categorize cable-delivered Internet service and, perhaps, establish an appropriate regulatory scheme. The Ninth Circuit decision is the leading case on cable-delivered Internet service at this point. However, two different federal district courts, in Virginia and Florida, recently reached a similar deregulatory result, albeit using different legal analyses. If local or state regulators are allowed to impose Internet access requirements on cable operators it could have adverse effects on the Company's operations.

The FCC recently initiated an inquiry to determine whether the cable industry's future provision on interactive services should be subject to regulations ensuring equal access and competition among service vendors. The inquiry, which grew out of the FCC's review of the AOL-Time Warner merger, is in its earliest stages and represents yet another expression of regulatory concern regarding control over cable capacity.

Copyright. Cable television systems are subject to federal copyright licensing covering carriage of television and radio broadcast signals. In exchange for filing certain reports and contributing a percentage of their revenues to a federal copyright royalty pool (which varies depending on the size of the system and the number of distant broadcast television signals carried), cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The possible modification or elimination of this compulsory copyright license is the subject of continuing legislative review and could adversely affect the Company's ability to obtain desired broadcast programming. In addition, the cable industry pays music licensing fees to BMI and ASCAP. Copyright clearances for nonbroadcast programming services are arranged through private negotiations.

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

EMPLOYEES:

At December 31, 2000, the Company had approximately 198 full-time employees and 4 part-time employees. None of the Company's employees is represented by a labor union. The Company considers its relations with its employees to be good.

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

The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act (See "-Legal Proceedings" and "Part I - Item 1. Business - Legislation and Regulation").

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

On August 18, 2000, the Company, through its membership in the Alabama Cable Telecommunications Association, joined other Alabama cable operators in a pole attachment Complaint against Alabama Power Company ("APC") which was filed with the FCC's Cable Service Bureau (the "Bureau"). The complaint was initiated as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. The Bureau granted the Alabama cable operators, including the Company, all relief requested in the Complaint. Specifically, the Bureau ruled that APC had failed to make a persuasive argument on the merits that lawful just compensation was greater than the current rate paid by the cable operators, including the Company, under existing pole attachment agreements. Thus, the Bureau declared APC's new pole attachment rental rates of $38.81 void and reinstated the $7.47 rate previously in effect, as well as other terms and conditions that APC had sought to terminate. The Bureau also placed the parties under a bargaining order requiring good faith negotiation of a new pole attachment agreement and a new rental rate utilizing the FCC's established formulas.

As expected, on September 11, 2000, APC appealed the Bureau's decision to the FCC's five Commissioner panel. This panel is expected to give a final decision in the Spring of 2001. In addition, on September 12, 2000, APC appealed the decision directly to the U.S. Court of Appeals for the Eleventh Circuit, which has agreed to hear the case. Briefs are expected to be due during the Spring of 2001 and, thus, no decision will be forthcoming until later in the year.

It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC, although the Company is not involved as it is with the APC proceedings. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the fourth quarter of 2000.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

EQUITY INTERESTS:

Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.95% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 2000, there was one holder of the general partnership interest and 17 holders of the limited partnership interests. See also "Part III
- Item 10. Directors and Executive Officers" and " - Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 2000, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

         The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 2000. The financial data for the years ended December 31, 1996 to 2000 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 1999 and 2000 and for each of the years in the three-year period ended December 31, 2000, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)


                                                                  YEAR ENDED DECEMBER 31,
                                        1996            1997             1998 (15)          1999 (15)         2000
                                      ---------       ---------          ---------          ---------       ---------
STATEMENT OF OPERATIONS DATA:
Revenues                              $  35,213       $  35,778          $  37,758          $  37,372       $  37,893
System operating expenses (1)            16,249          17,400             19,410             20,445          22,011
Non-system operating expenses (2)         2,480           2,585              2,960              2,831           2,134
Depreciation and amortization             9,272           7,930              7,561              8,013           9,164
                                      -------------------------------------------------------------------------------
Operating income                          7,212           7,863              7,827              6,083           4,584
Interest expense, net                     8,852           9,470             11,026             11,020          11,213
General partner incentive payment            --              --                 --                540               0
Other expenses, net                         254             233                112                109             109
                                      -------------------------------------------------------------------------------
Loss before gains on sales and
   extraordinary items                   (1,894)         (1,840)            (3,311)            (5,586)         (6,738)
Gains on sales of cable
   systems                                   --              --                 --             15,886              --
Extraordinary loss due to debt
   refinancing                               --           3,125                 --                 --              --
                                      -------------------------------------------------------------------------------
Net (loss) income                     ($  1,894)      ($  4,965)         ($  3,311)         $  10,300       ($  6,738)
                                      ===============================================================================
OTHER DATA:
EBITDA (3)                            $  16,484       $  15,793          $  15,388          $  14,096       $  13,748
System operating cash flow (4)           18,964          18,378             18,348             16,927          15,882
Capital expenditures                      3,942           7,596              9,171             11,767           9,181
EBITDA margin (5)                          46.8%           44.1%              40.8%              37.7%           36.3%
Ratio of earnings to fixed
   charges (6)                               --              --                 --               1.9x              --

CASH FLOW DATA:
Cash provided by operating
   activities                         $   9,066       $   8,403          $   5,133          $   3,706       $   2,579
Cash (used in) provided by
   investing activities                  (3,942)         (7,596)           (16,971)             3,671          (9,323)
Cash (used in) provided by
   financing activities                  (6,079)          8,995              3,400             (3,500)          2,500
                                      -------------------------------------------------------------------------------
Net increase (decrease) in cash       ($    955)      $   9,802          ($  8,438)         $   3,877       ($  4,244)
                                      ===============================================================================

SUMMARY SUBSCRIBER DATA:
Homes passed (7)                        129,291         129,291            138,040            129,600         129,600
Basic subscribers (8)                    78,449          78,197             84,755             71,864          69,875
Basic penetration (9)                      60.7%           60.5%              61.4%              55.5%           53.9%
Premium subscriptions (10)               25,652          24,076             26,413             23,001          22,713
Premium penetration (11)                   32.7%           30.8%              31.2%              32.0%           32.5%
Average monthly total revenues
   per subscriber (12)                $   36.89       $   38.10          $   39.95          $   41.56       $   44.99
System operating cash flow per
   subscriber (13)                    $     238       $     235          $     233          $     226       $     226
EBITDA per subscriber (14)            $     207       $     202          $     195          $     188       $     196

                                                                      AT DECEMBER 31,
                                         1996            1997               1998               1999            2000
                                      ---------       ---------          ---------          ---------       ---------
BALANCE SHEET DATA:
Cash and cash equivalents             $     101       $   9,903          $   1,465          $   5,342       $   1,099
Total assets                             32,844          43,912             44,367             51,799          47,321
Total debt                               82,494         100,000            103,500            100,000         102,500
Partners' deficit                       (56,346)        (65,711)           (69,022)           (58,183)        (64,914)

NOTES TO SELECTED FINANCIAL DATA

(1)      System operating expenses exclude depreciation and amortization.

(2) Non-system operating expenses consist primarily of management fees payable to the General Partner of the Company.

(3) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP. In addition, the calculation of EBITDA for the Company may differ from EBITDA calculations of other companies.

(4) System operating cash flow represents revenues less system operating expenses. System operating cash flow should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.

(5)      EBITDA margin represents EBITDA divided by revenues.

(6) For purposes of calculating the ratio of earnings to fixed charges, earnings includes income or loss before extraordinary items plus interest expense (which includes amortization of debt issuance costs). Fixed charges consist of interest expense incurred (including amortization of debt issuance costs) and the estimated interest component of rent expense. Earnings were inadequate to cover fixed charges by $1.9 million, $1.8 million, $3.3 million and $6.7 million for the years ended December 31, 1996, 1997, 1998 and 2000, respectively.

(7) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

(8) For purposes of all information presented herein, unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located. In addition, the basic subscriber number includes subscribers who are receiving the Company's services at promotional rates.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the Company's financial condition at December 31, 1999 and 2000, and its results of operations for each of the years ended December 31, 1998, 1999 and 2000. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

OVERVIEW:

Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees, leased line fees and cable modem installation charges. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 2000, the Company had 69,875 basic subscribers and 22,713 premium subscriptions, representing basic penetration of 53.9% and premium penetration of 32.5%. The table below sets forth, for the periods indicated, the percentage of the Company's total revenues attributable to the various sources:

                                              YEAR ENDED DECEMBER 31,
                                             1998       1999       2000
                                           ------     ------     ------
Basic                                        83.5%      82.3%      79.1%
Premium                                       8.7        7.9        7.4
Internet                                      0.3        2.1        5.1
Digital                                       0.0        0.1        0.9
Other                                         7.5        7.6        7.5
                                           ------     ------     ------
                                            100.0%     100.0%     100.0%
                                           ======     ======     ======

System Operating Expenses. System operating expenses are comprised of variable operating expenses and fixed selling, service and administrative expenses directly attributable to the Systems. Variable operating expenses consist of costs directly attributable to providing cable, digital and Internet services to customers and therefore generally vary directly with revenues. Variable operating expenses include programming fees paid to suppliers of programming the Company includes in its basic, premium and digital cable television services, as well as expenses related to copyright fees, franchise operating fees and bad debt expenses. Satellite programming fees have historically increased at rates in excess of inflation due in part to improvements in the quality of programming. Selling, service and administrative expenses directly attributable to the Systems include the salaries and wages of the field and office personnel, plant operating expenses, office and administrative expenses and sales costs.

Non-System Operating Expenses. Non-system operating expenses consist primarily of general overhead expenses which are not directly attributable to any one System. These expenses include legal, audit and tax fees, an incentive bonus pool accrual for the General Managers of the Systems and amounts paid to the General Partner for management expenses.

Significant Leverage. At December 31, 2000, the Company's debt was $102.5 million, its total assets were $47.3 million, and its partners' deficit was $64.9 million. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10 -3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million. Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

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

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                       1998         1999        2000
                                      ------       ------      ------
Revenues                               100.0%       100.0%      100.0%
System operating expenses               51.4         54.7        58.1
Non-system operating expenses            7.9          7.6         5.6
Depreciation and amortization           20.0         21.4        24.2
                                      ------       ------      ------
Operating income                        20.7         16.3        12.1
Interest expense, net                   29.2         29.5        29.6
General partner incentive payment        0.0          1.4         0.0
Other expenses, net                      0.3          0.3         0.3
                                      ------       ------      ------
Loss before gains on sales of
   cable systems                        (8.8)       (14.9)      (17.8)
Gains on sales of cable
   systems                                --         42.5          --
                                      ------       ------      ------
Net (loss) income                       (8.8)%       27.6%      (17.8)%
                                      ======       ======      ======

EBITDA margin                           40.8%        37.7%       36.3%

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999:

Revenues. Revenues increased by $500,000, or 1.4%, from $37.4 million in 1999 to $37.9 million in 2000. This increase is primarily the result of an increase in the Company's Internet and digital revenues of $1.4 million from 1999 to 2000 which was partially offset by a $900,000 decrease in its basic and premium revenues for the same periods. The decrease in the Company's basic and premium revenues are a direct result of the decrease in the Company's subscriber base discussed below. Average basic revenues per subscriber per month increased from $34.18 to $35.61, or 4.2%, between 1999 and 2000 due to rate increases imposed by the Company during 1999 and 2000.

Subscribers. At December 31, 2000 the Company had 69,875 subscribers which represents a decrease of 1,989 from the 71,864 subscribers at December 31, 1999. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item
1. Business - Competition"). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

At December 31, 2000 the Company had approximately 3,400 high-speed Internet customers and approximately 3,800 dial-up Internet customers, for a total of approximately 7,200 Internet customers. This represents an increase of approximately 3,400, or 90%, from the approximately 3,800 Internet customers at December 31, 1999. In addition, the Company had installed its digital services, either HITS or H2H, at approximately 5,000 of its basic subscriber homes as of December 31, 2000.

System Operating Expenses. System operating expenses increased 7.7% from $20.4 million in 1999 to $22.0 million in 2000. This increase resulted primarily from additional costs related to the launching of Internet and digital services in many of the Company's Systems during 2000, increases in programming costs associated with new channel offerings and increased rates charged by programming suppliers, and increased marketing costs associated with the Company's marketing campaigns. As a percentage of revenues, system operating expenses increased by 3.4% from 54.7% in 1999 to 58.1% in 2000.

Non-System Operating Expenses. Non-system operating expenses decreased 24.6% from $2.8 million in 1999 to $2.1 million in 2000. This decrease is primarily the result of a $350,000 decrease in legal and other professional fees as well as a decrease of $300,000 in the management fees paid to the Company's general partner.

EBITDA. As a result of the foregoing, EBITDA in 2000 was $13.8 million, a decrease of 2.5% from EBITDA in 1999 of $14.1 million.

Depreciation and Amortization. Depreciation and amortization increased 14.4% from $8.0 million in 1999 to $9.2 million in 2000, due to the capital expenditures associated with the Company's ongoing upgrades as well as equipment associated with the launching of Internet and digital services in many of the Company's Systems.

Interest Expense, Net. Interest expense, net increased by $200,000, or 1.8%, from $11.0 million in 1999 to $11.2 million in 2000. This increase is primarily a result of interest paid on the Company's Credit Facility during 2000, as well as a decrease in the amount of interest capitalized from 1999 to 2000.

Loss before Gains on Sales. As a result of the foregoing factors, and despite a general partner incentive payment of $500,000 paid in 1999, the Company's loss before gains on sales increased $1.1 million from $5.6 million in 1999 to $6.7 million in 2000.

Net Income / Loss. As a result of the foregoing factors, and because of the gains on the sales of the Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") of $15.9 million in 1999, the Company experienced net income of $10.3 million in 1999 as compared to a net loss of $6.7 million in 2000.

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 1999 VERSUS YEAR ENDED DECEMBER 31, 1998:

Revenues. Revenues decreased by $400,000, or 1.0%, from $37.8 million in 1998 to $37.4 million in 1999. This decrease is primarily the result of a reduction in the Company's basic and premium revenues of $1.1 million from 1998 to 1999 which was partially offset by a $700,000 increase in its Internet revenues for the same periods. The decrease in the Company's basic and premium revenues are a result of both the sale of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") and the decrease in the Company's subscriber base discussed below. Average basic revenues per subscriber per month increased from $33.35 to $34.18, or 2.5%, between 1998 and 1999 due to rate increases imposed by the Company in the fourth quarters of each of those years.

Subscribers. At December 31, 1999 the Company had 71,864 subscribers which represents a decrease of 12,891 from the 84,755 subscribers at December 31, 1998. This decrease is primarily the result of sale of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems which accounted for 11,259 of the December 31, 1998 subscribers. These sales were partially offset by the purchase of approximately 900 subscribers in Lafayette, Alabama from the Company's franchised cable service competitor in November of 1999. Without such sales and purchase, the Company's subscriber base decreased by 2,528. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item
1. Business - Competition"). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

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

LIQUIDITY AND CAPITAL RESOURCES:

General. Liquidity describes the ability to generate sufficient cash flows to meet the cash requirements of continuing operations and to pay obligations as they mature. Liquidity, in the context of the Company's operations, is typically determined by the cash flows from operating activities (e.g. initial installation charges and monthly service fees paid by subscribers) and the cash flows used in investing activities (e.g. spending associated with capital projects). The Company continuously monitors available cash and cash equivalents in relation to projected cash needs in an effort to maintain adequate balances for current payments.

Net cash from operating activities was $5.1 million, $3.7 million and $2.6 million for the years ended December 31, 1998, 1999 and 2000, respectively. Net cash used in investing activities was $9.3 million for the year ended December 31, 2000 as compared to net cash from investing activities of $3.7 million for the year ended December 31, 1999. This change in investing activities was primarily due to the $16.7 million received from the sales of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "- Sales of Cable Systems") in 1999. In addition, the Company's capital expenditures decreased from $11.8 million in 1999 to $9.1 million in 2000 as a result of a decrease in the number of rebuild and upgrades that the Company had in process during 2000 as compared to 1999. The net cash used in investing activities for the year ended December 31, 1998 was $17 million which was used for the purchase of the cable systems in and around Tazewell, Tennessee as well as for capital expenditures, including the Company's rebuild and upgrade program. Cash flows from financing activities for the year ended December 31, 2000 were $2.5 million, which represented the Company's net debt borrowings against its Credit Facility. Cash flows used in financing activities for the year ended December 31, 1999 amounted to $3.5 million of principal payments that the Company made on its Credit Facility.

Total assets decreased $4.5 million from $51.8 million at December 31, 1999 to $47.3 million at December 31, 2000. This decrease resulted from significant changes in the Company's cash, net property and equipment, and net intangible assets. Cash decreased by $4.2 million primarily as a result of interest payments made on the Notes as well as capital spending associated with the Company's rebuild and upgrade programs and the launching of Internet and digital services in many of its Systems. Net property and equipment increased by $2.2 million as a result of the Company's capital improvement projects which were in process during 2000. Net intangible assets decreased $2.0 million primarily as a result of the 2000 amortization expense.

Total debt increased from $100.0 million at December 31, 1999 to $102.5 million at December 31, 2000. This $2.5 million increase in debt was the direct result of the Company's net borrowings against its Credit Facility to help fund the August 15, 2000 interest payment on the Notes. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million. Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

As of December 31, 2000, the Company had completed the 750 MHz upgrades to cable plant serving approximately 32% of its basic subscribers and has also supplemented a portion of its 450 MHz cable plant with fiber to allow for the introduction of advanced telecommunications services to approximately 13% of its subscribers. The Company is currently in the construction phase of its 750 MHz upgrade to the cable plant for its entire Tennessee System which serves approximately 6,000 subscribers. During 2000, approximately 50% of the Tennessee System subscribers were converted to the new 750 MHz cable plant which allows for the delivery of advanced telecommunications services. The construction for the remaining subscribers is expected to be completed by the end of 2001. Once the Tennessee upgrade is complete, the Company will have the ability to deliver advanced telecommunications services to approximately 50% of its subscriber base.

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

The Credit Facility. The Company has a $30 million credit facility with four independent lenders that matures on March 2, 2004. Approximately $18 million of the available credit has been drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face value) of the Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, requires monthly payments of accrued interest with the principal payable at maturity. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.50 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.30 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

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

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The Company does not anticipate that the adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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

The net gains on the above sales are calculated as follows:

                               Tennessee           Forsyth            Totals
                               ---------           -------            ------
Net sale proceeds             $14,453,000        $2,292,000        $16,745,000
Basis of assets sold              570,876           288,439            859,315
                              -------------------------------------------------
Gain on sale                  $13,882,124        $2,003,561        $15,885,685
                              =================================================

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

We could lose subscribers to new technologies. Since 1996, we have experienced increased competition from new technologies such as wireless cable services and DBS services. Due to regulatory changes, we also face potential competition from telephone companies. Many of our competitors have significantly greater financial resources than us. Notwithstanding the various Systems that we have purchased and sold, our total subscribers have decreased by approximately 5.8% between December 31, 1996 and December 31, 2000. The Company believes that one of the primary reasons for this loss in its subscriber base is the increased availability, affordability and increased marketing efforts of competitive video services from satellite dishes and other alternatives to traditional hardline cable service. Specifically, DBS has emerged as a significant competitor with the Company due to several factors including (i) a much heavier emphasis on marketing campaigns, (ii) a significant reduction in the cost of the equipment necessary for a customer to receive the DBS service and (iii) recent legislation that allows certain DBS customers to receive local broadcast programming (See "Part 1. Business - Competition"). While we believe our strategy of upgrading certain Systems to provide enhanced video programming, Internet access and other advanced telecommunications services will allow the Company to remain competitive in most of its markets, there can be no assurance that this will be the case.

Our new lines of business involve additional risk. While we do not have extensive experience providing Internet access and other advanced telecommunications services, at December 31, 2000 we had successfully launched commercial Internet service in certain portions of every Cluster.

         Some of the uncertainties associated with our offering Internet access through cable are:

         - customer acceptance of cable as an alternative to traditional dial-up Internet access;

         - the competitive response of traditional ISPs, online services (such as The Microsoft Network, CompuServe and America Online) and long distance inter-exchange carriers (such as AT&T Corp., MCI Communications Corporation and Sprint Corporation), all of which currently offer Internet access on a large scale; and

         - the possibility that new technologies (including improved DBS offerings) may be developed which offer improved performance or other desirable features.

While we are optimistic about the prospects for these new lines of business, there can be no assurance that we will be successful or that additional cash flow will be generated.

Our business is extensively regulated. The cable television industry is subject to extensive governmental regulation, principally by the FCC and local franchising authorities. Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to us. Moreover, the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. These regulations, which have removed some barriers to competition and added materially to the regulatory burdens of cable operators, are related to:

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

         -        technical standards;

         -        customer privacy;

         -        consumer protection issues;

         -        cable equipment compatibility;

         -        obscene or indecent programming; and

         - rules against requiring subscribers to subscribe to tiers of service other than basic service as a condition of purchasing premium services.

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

FCC rules permit local franchise authorities to review basic service rates. An adverse ruling in any such proceeding could require us to reduce our rates and pay refunds. A reduction in our rates or the payment of refunds could have a material adverse effect on us. Once the maximum permitted rate allowed by FCC rules is being charged by us in regulated communities, future rate increases may not exceed an inflation-indexed amount, plus increases in certain costs beyond the cable operator's control, such as taxes, franchise fees and increased programming costs. Although the regulation of the CPST expired for all cable systems on March 31, 1999, critics of the cable television industry have called for the reinstatement of this regulation and further have urged more rigorous rate regulation (including limits on programming cost pass-throughs to cable subscribers) until a greater degree of competition to incumbent cable operators has developed.

Our franchises are non-exclusive and are subject to renewal. We operate our Systems under franchises granted by local authorities which are subject to renewal and renegotiation from time to time. Each franchise is generally granted for a fixed term ranging from five to 15 years but may be terminated if the franchisee fails to comply with the material provisions thereof. Our franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 2000, we had 11 franchises (representing 5.6% of our basic subscribers), not including the one franchise discussed below that had expired, expiring prior to 2003 and 34 franchises (representing 29.2% of our basic subscribers) expiring between 2003 and 2007.

Our franchise in Crawford, Georgia, representing 181 basic subscribers, had expired on September 30, 2000 and was renewed on January 11, 2001. This renewal was for a term of 15 years and contained no significant changes from the previous franchise agreement.

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

Our operations are dependent upon the services of management. We rely significantly on the services of the General Partner and the personnel employed by or on behalf of the General Partner, including William R. James, who functions as our principal executive officer, Daniel K. Shoemaker, who functions as our principal financial and accounting officer, and Scott A. Madison, who functions as our director of engineering. We could be adversely affected, however, if any of Messrs. James, Shoemaker and Madison were unwilling or unable to continue to make their services available to us.

There are potential conflicts of interest. The General Partner, which is controlled by Mr. William R. James, is the sole general partner of the Company. With certain limitations, the General Partner has exclusive authority for the management and control of our business and operations. It performs management services for us, for which it is paid an annual fee.

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

No disclosures are required with respect to this item because the Company did not hold, either during the years ended December 31, 2000 and 1999, or at December 31, 2000 or 1999, any market risk sensitive instruments.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages FS-1 through FS-16 which are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS

Since its inception in 1988, the Company's business and affairs have been managed and controlled by the General Partner. The General Partner is managed and controlled by its two partners, Jamesco Inc., a Michigan corporation (of which William R. James is the sole shareholder, sole executive officer and sole director) and DKS Holdings, Inc., a Michigan corporation (of which Daniel K. Shoemaker is the sole shareholder, sole executive officer and sole director). By virtue of these arrangements, Messrs. James and Shoemaker (each a "Director") perform functions for the Company which are similar to those generally performed for a corporation by its board of directors. The Directors also constitute all of the directors of Finance Corp. Through the General Partner, the persons named below (collectively, the "Executive Officers") perform for the Company functions similar to those generally performed for a corporation by executive officers having the titles set forth below:

                   NAME                        AGE   FUNCTIONS PERFORMED
                   ----                        ---   -------------------
           William R. James.............       67    President and
                                                     Chief Executive Officer
           Daniel K. Shoemaker..........       38    Chief Financial Officer
           Scott A. Madison.............       43    Director of Engineering

Messrs. James and Shoemaker also constitute all of the executive officers and directors of Finance Corp.

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

ITEM 11.   EXECUTIVE COMPENSATION

The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the Systems owned by the Company during such year. The amount of the management fee was approximately $1,905,000, $1,868,000 and $1,567,000 in 1998, 1999 and 2000, respectively. No other amounts were paid to the General Partner by the Company in those years.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 2000, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:


                NAME AND ADDRESS OF
                 BENEFICIAL OWNER                                                           TYPE OF INTEREST(1)        % OF CLASS
-----------------------------------------------------------------------------------         -------------------        ----------
William R. James(2)................................................................         General partnership               *
710 North Woodward Avenue, Suite 180                                                        Limited partnership              2.9%
Bloomfield Hills, Michigan 48304
Daniel K. Shoemaker(3).............................................................         General partnership               *
710 North Woodward Avenue, Suite 180                                                        Limited partnership               *
Bloomfield Hills, Michigan 48304
Scott A. Madison...................................................................         None
710 North Woodward Avenue, Suite 180
Bloomfield Hills, Michigan 48304
SCP Acquisition LLC................................................................         Limited partnership             88.1%
767 Fifth Avenue, 45th Floor
New York, New York  10153
All Directors and Executive Officers as a group....................................         General partnership              *
                                                                                            Limited partnership              3.2%

----------

*        Less than 1.00%.

(1) The general partnership interest represents 0.95% of the Company's total partnership interest.

(2) Reflects ownership of all of the capital stock of Jamesco Inc., which holds a 99.0% interest in the General Partner. Mr. James performs the functions of a Director of the Company. He also performs the functions of Chief Executive Officer of the Company.

(3) Reflects ownership of all of the capital stock of DKS Holdings, Inc., which holds a 1.0% interest in the General Partner. Mr. Shoemaker performs the functions of a Director of the Company. He also performs the functions of Chief Financial Officer of the Company.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

None.

    PART IV

    ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

    EXHIBITS:

    ITEM 601
    REGULATION S-K
    EXHIBIT REFERENCE
    NUMBER                              EXHIBIT DESCRIPTION
    (3)(a)/(10)(a)                      Second Amended and Restated Agreement of Limited Partnership of James Cable
                                        Partners, L.P. dated as of December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of
                                        March 1, 2001.*

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

    (4)(b)                              Credit Agreement dated as of March 2, 2001 between James Cable Partners,
                                        L.P., as Borrower, and the Lenders listed therein.*

    (4)(c)                              Company Security Agreement dated as of March 2, 2001 between James Cable
                                        Partners, L.P., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders.*

    (4)(d)                              Guaranty Agreement dated as of March 2, 2001 by James Cable Finance Corp., in favor of each of the Lenders.*

    (4)(e)                              Guarantor Security Agreement dated as of March 2, 2001 between James Cable
                                        Finance Corp., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders.*

    (4)(h)                              Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and James Communications Partners
                                        (incorporated by reference to Exhibit (4)(h) of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the year ended December
                                        31, 1999).

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

    24                                  Powers of Attorney.*

    --------------------------
    *    Filed herewith.

Management contracts and compensatory plans or arrangements:

The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

    (3)(a)/(10)(a)   Second Amended and Restated Agreement of Limited
                     Partnership of James Cable Partners, L.P. dated as of
                     December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited
                     Partnership dated as of March 1, 2001.*

    (3)(b) Certificate of Limited Partnership of the Company (incorporated by reference to Exhibit 3.2 of the registrant's Registration Statement on Form S-4 as filed with the Securities and Exchange Commission on September 8, 1997 (registration no. 333-35183)).

    (4)(h) Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and James Communications Partners (incorporated by reference to Exhibit (4)(h) of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the year ended December 31, 1999).

    *    FILED HEREWITH

REPORTS ON FORM 8-K:

None.

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                                                     10-K
                                                                                                     Report
                                                                                                     page(s)
    James Cable Partners, L.P. and Subsidiary:
       Independent Auditors' Report.............................................................     FS-1
       Consolidated balance sheets as of December 31, 1999 and 2000.............................     FS-2
       Consolidated statements of operations for each of the years ended December 31, 1998,
       1999 and 2000............................................................................     FS-3
       Consolidated statements of partners' deficit for each of the years ended December 31,
       1998, 1999 and 2000......................................................................     FS-4
       Consolidated statements of cash flows for each of the years ended December 31, 1998,
       1999 and 2000............................................................................     FS-5
       Notes to consolidated financial statements...............................................     FS-6
    James Cable Finance Corp.:
       Independent Auditors' Report.............................................................     FS-15
       Balance sheets as of December 31, 1999 and 2000..........................................     FS-16
       Notes to balance sheets..................................................................     FS-17

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

INDEPENDENT AUDITORS' REPORT


To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of James Cable Partners, L.P. (a Delaware Limited Partnership) at December 31, 1999 and 2000, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of James Cable Partners, L.P. at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

March 2, 2001
Detroit, Michigan

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                        December 31,
                                                                             --------------------------------
                                                                                  1999               2000
                                                                             -------------      -------------
                                     ASSETS
Cash and cash equivalents                                                    $   5,342,420      $   1,098,890
Accounts receivable - Subscribers (net of allowance for doubtful
      accounts of $ 28,141 in 1999 and $ 15,878 in 2000)                         3,356,444          3,629,802
Prepaid expenses and other assets (Note 5)                                         180,635            151,044
Property and equipment: (Note 7)
      Cable television distribution systems and equipment                       87,448,177         94,848,859
      Land and land improvements                                                   296,681            309,378
      Buildings and improvements                                                   988,121          1,043,325
      Office furniture and fixtures                                              2,169,720          3,475,706
      Vehicles                                                                   3,592,938          3,999,658
                                                                             -------------      -------------
           Total                                                                94,495,637        103,676,926
      Less accumulated depreciation                                            (70,686,387)       (77,702,751)
                                                                             -------------      -------------
           Total                                                                23,809,250         25,974,175
Deferred financing costs (net of accumulated amortization of $ 1,474,393
      in 1999 and $ 2,105,278 in 2000)                                           2,736,769          2,105,884
Intangible assets, net (Notes 2 and 7)                                          16,353,084         14,347,214
Deposits                                                                            20,842             13,942
                                                                             -------------      -------------
           Total assets                                                      $  51,799,444      $  47,320,951
                                                                             =============      =============

                       LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
      Debt (Notes 3 and 10)                                                  $ 100,000,000      $ 102,500,000
      Accounts payable                                                             272,588            116,293
      Accrued expenses (Note 5)                                                  2,584,667          2,432,148
      Accrued interest on 10-3/4% Senior Notes (Note 3 and 10)                   4,031,249          4,031,249
      Unearned revenue                                                           3,072,305          3,136,069
      Subscriber deposits                                                           21,451             19,679
                                                                             -------------      -------------
           Total                                                               109,982,260        112,235,438
Commitments and contingencies (Notes 4 and 6)                                           --                 --
Partners' deficit:
      Limited Partners ("L.P.")                                                (52,314,823)       (58,727,563)
      General Partner ("G.P.")                                                  (5,867,993)        (6,186,924)
                                                                             -------------      -------------
           Total                                                               (58,182,816)       (64,914,487)
                                                                             -------------      -------------
           Total liabilities and partners' deficit                           $  51,799,444      $  47,320,951
                                                                             =============      =============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                  Year Ended December 31,
                                                     ------------------------------------------------
                                                         1998              1999              2000
                                                     ------------      ------------      ------------
Revenues                                             $ 37,757,809      $ 37,371,831      $ 37,893,244
System operating expenses (excluding
      depreciation and amortization)                   19,409,691        20,444,576        22,010,978

Non-system operating expenses:
      Management fee (Note 5)                           1,904,984         1,868,165         1,566,644
      Other                                             1,054,698           963,114           568,059
                                                     ------------      ------------      ------------
           Total non-system operating expenses          2,959,682         2,831,279         2,134,703

Depreciation and amortization                           7,561,451         8,013,278         9,163,834
                                                     ------------      ------------      ------------
           Operating income                             7,826,985         6,082,698         4,583,729
Interest and other:
      Interest expense                                (11,383,449)      (11,158,350)      (11,309,334)
      Interest income                                     357,138           138,524            96,394
      General partner incentive payment (Note 9)                0          (540,000)                0
      Other (Note 3)                                     (111,544)         (109,063)         (108,681)
                                                     ------------      ------------      ------------
           Total interest and other                   (11,137,855)      (11,668,889)      (11,321,621)
                                                     ------------      ------------      ------------

Loss before gains on sales of cable systems            (3,310,870)       (5,586,191)       (6,737,892)

Gains on sales of cable systems (Note 8)                        0        15,885,685                 0
                                                     ------------      ------------      ------------

           Net (loss) income                         $ (3,310,870)     $ 10,299,494      $ (6,737,892)
                                                     ============      ============      ============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                  Limited           General
                                 Partners           Partner           Total
                               ------------      ------------      ------------
Balance, December 31, 1997     $(59,500,005)     $ (6,211,435)     $(65,711,440)
      Net loss                   (3,150,955)         (159,915)       (3,310,870)
                               ------------      ------------      ------------
Balance, December 31, 1998      (62,650,960)       (6,371,350)      (69,022,310)
      Net income                  9,796,137           503,357        10,299,494
      Capital contribution          540,000                 0           540,000
                               ------------      ------------      ------------
Balance, December 31, 1999      (52,314,823)       (5,867,993)      (58,182,816)
      Net loss                   (6,418,961)         (318,931)       (6,737,892)
      Capital contribution            6,221                 0             6,221
                               ------------      ------------      ------------
Balance, December 31, 2000     $(58,727,563)     $ (6,186,924)     $(64,914,487)
                               ============      ============      ============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                    Year Ended December 31,
                                                       ------------------------------------------------
                                                           1998              1999              2000
                                                       ------------      ------------      ------------
Cash Flows from Operating Activities:
       Net (loss) income                               $ (3,310,870)     $ 10,299,494      $ (6,737,892)
       Adjustments to reconcile net (loss ) income
            to net cash from operating activities:
            Depreciation                                  3,940,390         5,534,440         7,016,364
            Amortization                                  3,621,061         2,478,838         2,147,470
            Noncash interest expense                        616,302           630,885           630,885
            Gains on sales of cable systems                               (15,885,685)
            Noncash incentive payment                                         540,000
            Capital contribution                                                                  6,221
            (Increase) decrease in assets:
                 Accounts receivable                        (75,161)           63,062          (273,358)
                 Prepaid expenses                            73,390           (40,209)           29,591
                 Deposits                                     2,550            (7,610)            6,900
            Increase (decrease) in liabilities:
                 Accounts payable                            60,823           (34,070)         (156,295)
                 Accrued expenses                            83,239           168,200          (152,519)
                 Accrued interest on 10-3/4%
                    Senior Notes                                  0                 0                 0
                 Unearned revenue                           123,760           (39,434)           63,764
                 Subscriber deposits                         (1,855)           (1,973)           (1,772)
                                                       ------------      ------------      ------------
                    Total adjustments                     8,444,499        (6,593,556)        9,317,251
                                                       ------------      ------------      ------------
                    Net cash flows from
                       operating activities               5,133,629         3,705,938         2,579,359

Cash Flows (used in) from Investing Activities:
       Purchase of Fannon Cable T.V., Inc.               (7,800,000)
       Purchase of Edge Cable T.V                                            (750,974)
       Purchase of Internet businesses                                       (555,720)          (41,600)
       Purchase of Lusk, Wyoming fiber                                                         (225,000)
       Net proceeds from sales of systems                                  16,745,000
       Additions to property and equipment               (9,171,278)      (11,767,017)       (9,056,289)
                                                       ------------      ------------      ------------
                 Net cash flows (used in) from
                    investing activities                (16,971,278)        3,671,289        (9,322,889)

Cash Flows from (used in) Financing Activities:
       Principal payments on debt                                          (3,500,000)       (1,500,000)
       Proceeds from debt borrowings                      3,500,000                           4,000,000
       Deferred financing costs                            (100,000)
                                                       ------------      ------------      ------------
                Net cash flows from (used in)
                    financing activities                  3,400,000        (3,500,000)        2,500,000
                                                       ------------      ------------      ------------

Net (Decrease) Increase in Cash and
       Cash Equivalents                                  (8,437,649)        3,877,227        (4,243,530)

Cash and Cash Equivalents, Beginning of Year              9,902,842         1,465,193         5,342,420
                                                       ------------      ------------      ------------

Cash and Cash Equivalents, End of Year                 $  1,465,193      $  5,342,420      $  1,098,890
                                                       ============      ============      ============

Supplemental Disclosure of Cash Flow Information
       - Cash paid for interest during the period
       (Net of amounts capitalized)                    $ 10,750,000      $ 10,544,612      $ 10,644,220
                                                       ============      ============      ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         NATURE OF OPERATIONS -- James Cable Partners, L.P. (a Delaware limited partnership) ("James") was formed on January 12, 1988. James has system locations in Alabama, Colorado, Wyoming, Oklahoma, Texas, Florida, Tennessee, Louisiana and Georgia. James' principal investment objective is to realize capital appreciation through the acquisition, ownership, control, and operations of cable television systems.

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

         PARTNERSHIP AGREEMENT -- The following represents certain provisions of the James Cable Partners, L.P. Second Amended and Restated Agreement of Limited Partnership dated as of December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2001 (the "Partnership Agreement"):

                  Term of Agreement -- Unless its term is extended as provided in the Partnership Agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination by the general partner that James should be dissolved, with the approval of 51% of the Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of the Class A Limited Partner interests, (v) the removal of the general partner pursuant to the terms of the Partnership Agreement, or
         (vi) the bankruptcy, insolvency, dissolution or withdrawal of the general partner.

                  Voting Rights -- Except as to matters for which consent or approval is expressly required under the Partnership Agreement, the Limited Partners have no right to vote on any partnership matters. Where a vote or consent is required, each Partner is entitled to vote based on its percentage interest in James.

                  Contributions -- Under the Partnership Agreement, the partners have made certain contributions to James. The general partner is not required to lend or advance any funds to James or to make any additional capital contributions to James. No limited partner is required to lend any funds to James or to make any capital contributions to James. The Partnership Agreement provides that no partner of James shall have the right to withdraw or demand the return of its capital contribution during the term of James' existence. The general partner is not personally liable for the return of the capital contributions made by Limited Partners.

                  Distributions -- James has not made distributions to any of the partners, cash or property, from the date of inception to the current date. While James does not have plans to make any distributions in the near future, any distributions made would be subject to the provisions of both the Partnership Agreement and James' various debt agreements.

         PROPERTY, PLANT AND EQUIPMENT are recorded at cost. For the years ended December 31, 1999 and 2000, the Company capitalized interest of $295,223 and $211,263, respectively. Depreciation is computed using accelerated methods and includes amounts charged to expense under capital lease obligations. Estimated useful lives for major categories are as follows:

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

         VALUATION OF LONG-LIVED ASSETS. The Company reviews the carrying value of long-lived assets, including goodwill and other intangible assets, for impairment whenever events, or changes in circumstances, indicate that the carrying amount may not be recoverable.

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

         IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The Company does not anticipate that adoption of SFAS No. 133 will have a material impact on its financial position or results of operations.

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


                      December 31, 1999                December 31, 2000
                    ---------------------            ---------------------
                    Carrying        Fair             Carrying        Fair
                     Amount         Value             Amount         Value
                    --------       ------            --------        -----
The Notes            $100.0        $100.5             $100.0         $63.0

2.       INTANGIBLE ASSETS

         Intangible assets consist of the following:

                                                     1999              2000
Franchise operating rights                       $ 52,995,548      $ 52,995,548
Subscriber lists                                   12,090,720        12,122,320
Covenants not to compete                           12,994,200        13,104,200
Goodwill                                           16,585,782        16,585,782
Organization costs                                  1,248,020         1,248,020
                                                 ------------      ------------
           Total                                   95,914,270        96,055,870
Less accumulated amortization                     (79,561,186)      (81,708,656)
                                                 ------------      ------------

Total                                            $ 16,353,084      $ 14,347,214
                                                 ============      ============

3.       DEBT

         Debt consists of the following:

                                               1999             2000
10-3/4% Series B Senior Notes due 2004     $100,000,000     $100,000,000
Bank Credit Facility                                 --        2,500,000
                                           ------------     ------------
Total                                      $100,000,000     $102,500,000
                                           ============     ============

         THE NOTES - - The Company has outstanding an aggregate principal amount of $100,000,000 of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

         There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

         THE CREDIT FACILITY - The Company has a $30 million credit facility with four independent lenders that matures on March 2, 2004 (see Note 10 below). Approximately $18 million of the available credit has been drawn down to pay accrued interest on the Company's Series B Senior Notes and to repurchase $12 million (face value) of the Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

                  The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, requires monthly payments of accrued interest with the principal payable at maturity. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.50 to 1 and
         (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.30 to
         1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

                  In addition, the Company has paid administrative and other fees to the debtholders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 1998, 1999 and 2000 were $113,297, $110,818 and $109,531, respectively.

4.       COMMITMENTS AND CONTINGENCIES

                  The Company leases office space under operating leases which expire at varying dates through 2004. Total rental expense, including month-to-month rentals, was approximately $90,897, $113,556 and $112,613 for the years ended December 31, 1998, 1999 and 2000, respectively.

                  The Company is committed to monthly pole rentals of $46,356 as of December 31, 2000, to various utilities and cities. These agreements are subject to termination rights by both parties.

                  The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect on the financial condition or results of operations of the Company.

5.       RELATED PARTY TRANSACTIONS

                  The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber. Management fees paid by the Company to the general partner amounted to $1,904,984, $1,868,165 and $1,566,644 in the years ended December 31, 1998, 1999 and 2000, respectively.

                  Included in prepaid expenses and other assets are amounts receivable from related parties which total $10,123 and $18,653 for the years ended December 31, 1999 and 2000, respectively.

                  Included in accrued expenses are amounts payable to related parties which total $3,079 and $1,632 for the years ended December 31, 1999 and 2000, respectively.

6.       REGULATORY AND LEGAL MATTERS

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

                  On August 18, 2000, the Company, through its membership in the Alabama Cable Telecommunications Association, joined other Alabama cable operators in a pole attachment Complaint against Alabama Power Company ("APC") which was filed with the FCC's Cable Service Bureau (the "Bureau"). The complaint was initiated as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. The Bureau granted the Alabama cable operators, including the Company, all relief requested in the Complaint. Specifically, the Bureau ruled that APC had failed to make a persuasive argument on the merits that lawful just compensation was greater than the current rate paid by the cable operators, including the Company, under existing pole attachment agreements. Thus, the Bureau declared APC's new pole attachment rental rates of $38.81 void and reinstated the $7.47 rate previously in effect, as well as other terms and conditions that APC had sought to terminate. The Bureau also placed the parties under a bargaining order requiring good faith negotiation of a new pole attachment agreement and a new rental rate utilizing the FCC's established formulas.

                  As expected, on September 11, 2000, APC appealed the Bureau's decision to the FCC's five Commissioner panel. This panel is expected to give a final decision in the Spring of 2001. In addition, on September 12, 2000, APC appealed the decision directly to the U.S. Court of Appeals for the Eleventh Circuit, which has agreed to hear the case. Briefs are expected to be due during the Spring of 2001 and, thus, no decision will be forthcoming until later in the year.

                  It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC, although the Company is not involved as they are with the APC proceedings. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

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

                  The purchase price of $7.65 million, plus a commision of $150,000 paid to a broker, has been allocated among the following assets based on their estimated fair values and are being depreciated or amortized over the following lives:

                                         PURCHASE           DEPRECIATION /
            ASSET                      PRICE ALLOC.       AMORTIZATION LIFE
Land                                   $    7,953                n/a
Vehicles                                   28,483             5 Yrs.
Non-Compete Agreement                     305,882             5 Yrs.
Goodwill                                7,457,682            40 Yrs.
                                       ----------
                     Total             $7,800,000
                                       ==========

                  The Company's statement of operations for the year ended December 31, 1998 reflects the operations of the Cable Systems for the period from December 11 through 31, 1998. The following table summarizes the pro forma financial information of the Company for the year ended December 31, 1998 as if the acquisition of Fannon had occurred on January 1, 1998 (unaudited):

                                                            1998
                                                       --------------
                                                        (in thousands)
Revenues                                               $       39,447

Loss before Extraordinary Item                                 (3,134)

Net loss                                                       (3,134)

                  This pro forma financial information is not necessarily indicative of what the actual results of operations of the Company would have been had the acquisition actually occurred as of January 1, 1998, nor does it purport to represent the results of the Company for future periods.

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

The net gains on the above sales are calculated as follows:

                              Tennessee           Forsyth            Totals
Net sale proceeds            $14,453,000        $2,292,000        $16,745,000
Basis of assets sold             570,876           288,439            859,315
                             -------------------------------------------------
Gain on sale                 $13,882,124        $2,003,561        $15,885,685
                             =================================================

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

10.      SUBSEQUENT EVENTS

                  During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million due to certain covenant modifications (see Note 3 and Exhibit (4)(b) of the form 10-K). Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

11.      QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

                  The following is a condensed summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2000 and 1999.

                                                                              Year Ended December 31, 2000
                                                               First        Second         Third        Fourth         Total
                                                             --------      --------      --------      --------      --------
                                                                                (in millions of dollars)
Revenues                                                     $  9,415      $  9,522      $  9,407      $  9,549      $ 37,893
System operating expenses (excluding
   depreciation and amortization)                               5,394         5,416         5,521         5,680        22,011
Net loss                                                       (1,473)       (1,447)       (1,856)       (1,962)       (6,738)


                                                                           Year Ended December 31, 1999
                                                              First      Second        Third       Fourth        Total
                                                             -------     -------      -------      -------      -------
                                                                              (in millions of dollars)
Revenues                                                     $ 9,811     $ 9,126      $ 9,144      $ 9,291      $37,372
System operating expenses (excluding
   depreciation and amortization)                              5,186       4,997        5,042        5,220       20,445
Net income (loss)                                             14,888      (1,177)      (1,239)      (2,172)      10,300

First quarter 1999 net income included gains on sales of cable systems of $15.9 million (see Note 8).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

We have audited the accompanying balance sheets of James Cable Finance Corp. (a wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) ("Finance Corp.") at December 31, 1999 and 2000. These balance sheets are the responsibility of the management of Finance Corp. Our responsibility is to express an opinion on these balance sheets based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the balance sheets are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the balance sheets. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall balance sheet presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such balance sheets present fairly, in all material respects, the financial position of James Cable Finance Corp. at December 31, 1999 and 2000 in conformity with accounting principles generally accepted in the United States of America.


/s/ Deloitte & Touche LLP

March 2, 2001
Detroit, Michigan

                            JAMES CABLE FINANCE CORP.
            (A wholly owned subsidiary of James Cable Partners, L.P.,
                         a Delaware Limited Partnership)

                                 BALANCE SHEETS

                                                                                                            DECEMBER 31,
                                                                                                           1999     2000
                                                                                                          ------   ------
                                     ASSETS
Cash and cash equivalents                                                                                 $1,000   $1,000
                                                                                                          ======   ======

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock, no par value  (1,000 shares issued and outstanding)                  $1,000   $1,000
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

2.       STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

         Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 2000, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

                                 JAMES CABLE PARTNERS, L.P.

                                 By: James Communications Partners
                                     General Partner

                                 By: Jamesco, Inc.
                                     Partner


                                 By: /s/ William R. James
                                    ------------------------------------
                                       William R. James
                                       President

                                     Date:  March 27, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                Title                                    Date
---------                -----                                    ----
                         Person performing functions similar to
/s/ William R. James     a director and a principal executive     March 27, 2001
---------------------    officer
William R. James

                         Person performing functions similar to   March 27, 2001
/s/ Daniel K. Shoemaker  a director, a principal financial
-----------------------  officer, and a principal accounting
Daniel K. Shoemaker      officer


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

                                           James Cable Finance Corp.


                                           By:  /s/ William R. James
                                                -------------------------------
                                                William R. James
                                                President

                                                Date:  March 27, 2001

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                 Title                                  Date
---------                 -----                                  ----
                          Director; President (principal         March 27, 2001
/s/ William R. James      executive officer)
---------------------
William R. James

/s/ Daniel K. Shoemaker   Director; Treasurer (principal         March 27, 2001
-----------------------   financial officer and principal
Daniel K. Shoemaker       accounting officer)


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

                                  EXHIBIT INDEX


    EXHIBIT NUMBER      EXHIBIT DESCRIPTION

    (3)(a)/(10)(a)      Second Amended and Restated Agreement of Limited
                        Partnership of James Cable Partners, L.P. dated as of
                        December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited
                        Partnership dated as of March 1, 2001.

    (4)(b) Credit Agreement dated as of March 2, 2001 between James Cable Partners, L.P., as Borrower, and the Lenders listed therein.

    (4)(c) Company Security Agreement dated as of March 2, 2001 between James Cable Partners, L.P., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders.

    (4)(d) Guaranty Agreement dated as of March 2, 2001 by James Cable Finance Corp., in favor of each of the Lenders.

    (4)(e) Guarantor Security Agreement dated March 2, 2001 between James Cable Finance Corp., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders.

    12                  Statement re computation of ratios

    24                  Powers of Attorney