Form 10-Q
period 2001-03-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2001-05-14
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)


                  /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2001

                                       OR

                  / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from _________ to __________


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

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 9, 2001: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                               PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.           Consolidated Financial Statements of James Cable
                           Partners, L.P. and Subsidiary                                          3
                           Notes to Consolidated Financial Statements                             7
                           Balance Sheets of James Cable Finance Corp.                            10
                           Notes to Balance Sheets                                                11

         Item 2.           Management's Discussion and Analysis of Financial
                           Condition and Results of Operations                                    12

         Item 3.           Quantitative and Qualitative Disclosures About Market
                           Risk                                                                   17

PART II. OTHER INFORMATION
         Item 1.           Legal Proceedings                                                      17
         Item 4.           Submission of Matters to a Vote of Security Holders                    18
         Item 6.           Exhibits and Reports on Form 8-K                                       19

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                          March 31,       December 31,
                                                                            2001             2000
                                                                        -------------    -------------
                                                                         (Unaudited)
                                          ASSETS
Cash & Cash Equivalents                                                 $     829,175    $   1,098,890
Accounts Receivable - Subscribers (Net of allowance for
            doubtful accounts of $10,554 in 2001 and $15,878 in 2000)       3,678,221        3,629,802
Prepaid Expenses & Other                                                      434,247          151,044
Property & Equipment:
            Cable television distribution systems and equipment            97,314,050       94,848,859
            Land and land improvements                                        309,378          309,378
            Buildings and improvements                                      1,043,325        1,043,325
            Office furniture & fixtures                                     3,475,706        3,475,706
            Vehicles                                                        3,999,658        3,999,658
                                                                        -------------    -------------
                 Total                                                    106,142,117      103,676,926
            Less accumulated depreciation                                 (79,458,370)     (77,702,751)
                                                                        -------------    -------------
                 Total                                                     26,683,747       25,974,175
Deferred Financing Costs (Net of accumulated amortization of
            $1,754,568 in 2001 and $2,105,278 in 2000)                      2,628,027        2,105,884
Intangible Assets, Net                                                     13,817,620       14,347,214
Deposits                                                                        9,942           13,942
                                                                        -------------    -------------

Total Assets                                                            $  48,080,979    $  47,320,951
                                                                        =============    =============

                              LIABILITIES & PARTNERS' DEFICIT

Liabilities:
            Debt (Note 3)                                               $ 106,000,000    $ 102,500,000
            Accounts payable                                                  255,446          116,293
            Accrued expenses                                                2,150,040        2,432,148
            Accrued interest on 10-3/4% Senior Notes                        1,236,249        4,031,249
            Unearned revenue                                                3,239,596        3,136,069
            Subscriber deposits                                                20,165           19,679
                                                                        -------------    -------------
                 Total                                                    112,901,496      112,235,438
Commitments and Contingencies (Note 2)
Partners' Deficit:
            Limited partners                                              (58,634,484)     (58,727,563)
            General partner                                                (6,186,033)      (6,186,924)
                                                                        -------------    -------------
                 Total                                                    (64,820,517)     (64,914,487)
                                                                        -------------    -------------

Total Liabilities & Partners' Deficit                                   $  48,080,979    $  47,320,951
                                                                        =============    =============


                 See notes to consolidated financial statements.

                         JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED STATEMENTS OF OPERATIONS

                                            For the Three    For the Three
                                             Months Ended     Months Ended
                                               March 31,       March 31,
                                                 2001            2000
                                            -------------    -------------
                                                      (Unaudited)

Revenues                                     $ 9,881,378      $ 9,414,965
System Operating Expenses (Excluding
      Depreciation and Amortization)           5,966,094        5,394,131
Non-System Operating Expenses:
      Management fee                             425,995          465,836
      Other                                      120,154          176,433
                                             -----------      -----------
      Total non-system operating
           expenses                              546,149          642,269
Depreciation and Amortization                  2,285,212        2,125,690
                                             -----------      -----------
Operating Income                               1,083,923        1,252,875
Interest and Other:
      Interest expense                        (2,909,914)      (2,732,956)
      Interest income                             11,550           35,586
      Other                                      (16,901)         (28,438)
                                             -----------      -----------
           Total interest and other           (2,915,265)      (2,725,808)
                                             -----------      -----------

Loss before extraordinary item                (1,831,342)      (1,472,933)

Extraordinary gain due to extinguishment
      of debt (Note 3)                         1,925,312                0
                                             -----------      -----------

Net income (loss)                            $    93,970      $(1,472,933)
                                             ===========      ===========

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                           Limited           General
                                          Partners           Partner           Total
                                        ------------      ------------      ------------
Balance, December 31, 2000              $(58,727,563)     $ (6,186,924)     $(64,914,487)
      Net income (unaudited)                  93,079               891            93,970
                                        ------------      ------------      ------------

Balance, March 31, 2001 (unaudited)     $(58,634,484)     $ (6,186,033)     $(64,820,517)
                                        ============      ============      ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                 For the Three     For the Three
                                                                  Months Ended      Months Ended
                                                                   March 31,         March 31,
                                                                     2001              2000
                                                                 -------------     -------------
                                                                           (Unaudited)
Cash Flows from Operating Activities:
      Net income (loss)                                          $     93,970      $ (1,472,933)
      Adjustments to reconcile net income (loss) to net cash
           flow used in operating activities:
           Depreciation                                             1,755,618         1,579,633
           Amortization                                               529,594           546,057
           Noncash interest expense                                   174,002           157,722
           Extraordinary gain on extinguishment of debt            (1,925,312)                0
      (Increase) Decrease in assets:
           Accounts receivable                                        (48,419)          (29,261)
           Prepaid expenses                                          (283,203)           70,882
           Deposits                                                     4,000                 0
      Increase (Decrease) in liabilities:
           Accounts payable                                           139,153          (215,400)
           Accrued expenses                                          (282,107)         (364,372)
           Accrued interest on 10-3/4% Senior Notes                (2,795,000)       (2,687,500)
           Unearned revenue                                           103,527            (1,800)
           Subscriber deposits                                            486              (609)
                                                                 ------------      ------------
                Total adjustments                                  (2,627,661)         (944,648)
                                                                 ------------      ------------
                Cash flows used in operating activities            (2,533,691)       (2,417,581)
Cash Flows used in Investing Activities:
      Additions to property and equipment                          (2,465,191)       (2,407,892)
                                                                 ------------      ------------
                Cash flows used in investing activities            (2,465,191)       (2,407,892)
Cash Flows from Financing Activities:
      Principal payments on credit facility                        (2,500,000)                0
      Proceeds from credit facility borrowings                     18,000,000                 0
      Costs associated with credit facility amendment              (1,050,833)                0
      Purchase 10-3/4% Senior Notes                                (9,720,000)                0
                                                                 ------------      ------------
                Cash flows from financing activities                4,729,167                 0
                                                                 ------------      ------------
Net Decrease in Cash and Cash Equivalents                            (269,715)       (4,825,473)
Cash and Cash Equivalents, Beginning of Period                      1,098,890         5,342,420
                                                                 ------------      ------------
Cash and Cash Equivalents, End of Period                         $    829,175      $    516,947
                                                                 ============      ============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized)                               $  5,590,881      $  5,262,734
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

         UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 2000 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000 included in the Company's 2000 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year.

         IMPAIRMENT ACCOUNTING - The Company reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated and requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

         IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The adoption of SFAS No. 133, as amended, has not had a material impact on the Company's financial position or results of operations.

(2) REGULATORY MATTERS

         The cable television industry is subject to extensive governmental regulation on the federal, state and local levels (but principally by the Federal Communications Commission ("FCC") and by local franchising authorities ("LFA's")). Many aspects of such regulation have recently been extensively revised and are currently the subject of judicial proceedings and administrative rulemakings, which are potentially significant to the Company. In this regard, the Company believes that the regulation of cable television systems, including the rates charged for cable services, remains a matter of interest to Congress, the FCC and local regulatory officials. Critics of the cable television industry continue to seek to maintain or even tighten cable rate regulation in the absence of widespread effective competition. Accordingly, no assurance can be given as to what future actions such parties or the courts may take or the effect thereof on the Company.

         The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time, in September 2000 the FCC initiated an inquiry into whether to establish access obligations on operators offering high-speed Internet service. Thus, regulation of such services could be imposed in the future as cable systems expand their broadband delivery of Internet services. In addition, there have been proposals made to Congress and the FCC which would allow unaffiliated Internet service providers and online service providers access to a cable systems distribution network. Also, some states and LFA's are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

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

         It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

         The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect of the financial condition or results of operations of the Company.

(3) DEBT

         During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million (See Note 3 and Exhibit (4)(b) included in the Company's Form 10-K for the year ended December 31, 2000). Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements. The credit facility matures on March 2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and such accrued interest in payable quarterly. The debt is comprised of:

        10-3/4% Senior B Senior Notes due 2004         $88,000,000
        Credit facility                                 18,000,000
                                                  -----------------
        Total debt                                    $106,000,000
                                                  =================

         As discussed above, the Company purchased $12 million (face amount) of its 10-3/4% Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company must recognize an extraordinary gain on the extinguishments of debt as follows:

        Face value of Notes purchased                                              $12,000,000
        Purchase price of Notes                                     9,720,000
        Unamortized value of costs associated
             with Notes                                               354,688
                                                             -----------------
                      Subtotal                                                      10,074,688
                                                                              -----------------
        Extraordinary gain on extinguishment of debt                                $1,925,312
                                                                              =================

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                March 31,  December 31,
                                                                                  2001        2000
                                                                               ----------  ------------
                                                                               (Unaudited)
                                            ASSETS
Cash and cash equivalents                                                          $1,000      $1,000
                                                                              ===========  ==========

                                      SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)          $1,000      $1,000
                                                                              ===========  ==========


                          See notes to balance sheets.

                            JAMES CABLE FINANCE CORP.
           (A wholly owned subsidiary of James Cable Partners, L.P.,
                        a Delaware Limited Partnership)

                     NOTES TO THE BALANCE SHEETS (UNAUDITED)

(1) ORGANIZATION

         James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James"), a Delaware limited partnership, and was organized on June 19, 1997 for the sole purpose of acting as co-issuer with James of $100 million aggregate principal amount of the 10-3/4% Senior Notes. Finance Corp. has nominal assets and currently does not have (and it is not expected to have) any material operations.

(2) STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

         Since there were no operations in the Finance Corp. from the date of inception through March 31, 2001, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

         Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access and modem installation fees. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence or discontinue cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 2001, the Company had 69,880 basic subscribers and 24,349 premium subscriptions, representing basic penetration of 53.9% and premium penetration of 34.8% as compared to December 31, 2000 at which time the Company had 69,875 basic subscribers and 22,713 premium subscriptions which represented basic penetration of 53.9% and premium penetration of 32.5%.

         As of March 31, 2001 the Company was offering its high-speed Internet service to approximately 55% of its cable subscribers and had over 4,350 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to over 50% of its cable subscribers and had nearly 4,000 dial-up Internet customers.

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

         Cash Flows used in Operating Activities. Net cash used in operating activities was $2.5 million for the three months ended March 31, 2001 as compared to $2.4 million for the three months ended March 31, 2000.

         Cash Flows used in Investing Activities. Net cash used in investing activities was $2.5 million for the three months ended March 31, 2001 as compared to $2.4 million for the three months ended March 31, 2000.

         Cash Flows from / used in Financing Activities. Cash flows from financing activities for the three months ended March 31, 2001 were $4.7 million and included $2.5 of principal payments on the Company's credit facility, $18 million of proceeds from debt borrowings on the Company's credit facility, $1.1 million of costs associated with amending and restating the Company's credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4% Senior Notes. There were no cash flows from or used in financing activities for the three months ended March 31, 2000.

         Balance Sheet. Cash decreased by $300,000 from $1.1 million at December 31, 2000 to $800,000 at March 31, 2001 as the $5.4 million interest payment made on March 2, 2001 was offset by borrowings the Company made against its credit facility. Property & Equipment increased by $2.5 million during the first quarter of 2001 primarily due to capital spending made as a part of the Company's ongoing selective system upgrade and rebuild program as well as Internet and digital installations. Deferred financing costs increased by $500,000 during the first quarter of 2001 due to the amendment and restatement of the credit facility discussed below.

         Total debt increased from $102.5 million at December 31, 2000 to $106.0 million at March 31, 2001. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million. Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

         The Notes. The Company has outstanding an aggregate principal amount of $88 million of its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

         There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

         The Credit Facility. The Company has a $30 million Credit Facility with four independent lenders which matures on March 2, 2004. Approximately $18 million of the available credit has been drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

         The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, requires quarterly payments of accrued interest with the principal payable at maturity. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.50 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.30 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

         The Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term and through the maturity date of the Notes. However, the ability of the Company to satisfy its obligations will be primarily dependent on its future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital if necessary. While the Company believes that it will be able to service its debt, there can be no assurance that it will be able to renew or refinance borrowings, or raise additional equity capital, if its future operating results fall short of expectations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                           For the Three Months ended March 31,
                                                           2001                             2000
                                                           ----                             ----
                                                  Amount               %          Amount               %
                                                 -------           --------       -------          ---------
                                                                   (Dollars in thousands)
Revenues                                         $ 9,881            100.0 %       $ 9,415            100.0 %
System operating expenses                          5,966             60.4           5,394             57.3
Non-System operating expenses                        546              5.5             642              6.8
Depreciation and amortization                      2,285             23.1           2,126             22.6
                                                 -------           --------       -------          ---------
Operating income                                   1,084             11.0           1,253             13.3
Interest expense, net                              2,898             29.3           2,697             28.6
Other expenses                                        17              0.2              29              0.3
                                                 -------           --------       -------          ---------
Loss before extraordinary item                    (1,831)           (18.5)         (1,473)           (15.6)
Extraordinary gain on extinguishment of debt       1,925             19.5               0              0.0
                                                 -------           --------       -------          ---------
Net income (loss)                                $    94              1.0 %       $(1,473)           (15.6)%
                                                 =======           ========       =======          =========

EBITDA (1)                                       $ 3,369             34.1 %       $ 3,379             35.9 %


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


THREE MONTHS ENDED MARCH 31, 2001 COMPARED TO THREE MONTHS ENDED MARCH 31, 2000

         Revenues. Revenues for the three months ended March 31, 2001 increased by $500,000, or 5.0%, to $9.9 million from $9.4 million for the three months ended March 31, 2000. This increase is primarily the result of an increase in the Company's Internet revenues of $330,000 and an increase in the Company's digital revenues of $170,000 from 2000 to 2001. Basic revenues remained constant at $7.6 million for the three months ended March 31, 2000 and 2001. Average monthly total revenues per subscriber for the three months ending March 31, 2001 were $47.29, as compared to $44.27 for the same period last year. This increase is primarily the result of rate increases which the Company has implemented since January 1, 2000 as well as the increased Internet and digital revenues discussed above.

         Subscribers. At March 31, 2001 the Company had 69,880 subscribers which represents a decrease of 1,034, or 1.5%, from the 70,914 subscribers at March 31, 2000. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

         System Operating Expenses. System operating expenses for the three months ended March 31, 2001 were $6.0 million, an increase of $600,000, or 10.6%, over the three months ended March 31, 2000. As a percentage of revenues, system operating expenses increased 3.1% from 57.3% in 2000 to 60.4% in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launches of digital services in many of its systems, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

         Non-System Operating Expenses. Non-system operating expenses decreased by $100,000, or 15.0%, from the three months ended March 31, 2000 to the three months ended March 31, 2001. The primary reason for this decrease was a reduction in legal and other professional fees as well as a reduction in the management fees paid to the Company's general partner.

         EBITDA. As a result of the foregoing, EBITDA remained constant at $3.4 million for the three months ended March 31, 2000 and 2001.

         Depreciation and Amortization. Depreciation and amortization increased $200,000, or 7.5%, from $2.1 million for the three months ended March 31, 2000 to $2.3 million for the three months ended March 31, 2001 due primarily to the capital expenditures made as a part of the Company's ongoing selective upgrade program as well as Internet and digital installations.

         Interest Expense, Net. Interest expense, net increased $200,000, or 7.5%, from $2.7 million for the three months ended March 31, 2000 to $2.9 million for the three months ended March 31, 2001. This increase was primarily the result of borrowings the Company had outstanding on its credit facility during the quarter ended March 31, 2001. From January 1 to March 2 the Company had $2.5 million of borrowings outstanding at an interest rate of approximately 10% and from March 2 to March 31 the Company had $18 million of borrowings outstanding at an interest rate of 11.5%. The Company had no borrowings outstanding against its credit facility during the quarter ended March 31, 2000.

         Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased by $400,000, or 24.3% from the three months ended March 31, 2000 to the three months ended March 31, 2001.

         Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its 10-3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company must recognize an extraordinary gain due to debt extinguishment for the three months ended March 31, 2001 as follows:

Face value of Notes purchased                                              $12,000,000
Purchase price of Notes                                     9,720,000
Unamortized value of costs associated
   with Notes                                                 354,688
                                                     ----------------
              Subtotal                                                      10,074,688
                                                                      ----------------
Extraordinary gain on extinguishment of debt                                $1,925,312
                                                                      ================

         Net income / (loss). As a result of the foregoing factors, the Company had net income of $100,000 for the three months ended March 31, 2001 as compared to a net loss of $1.5 million for the three months ended March 31, 2000.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

         In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard is effective for the first quarter of the Company's fiscal year beginning January 1, 2001. The adoption of SFAS No. 133, as amended, has not had a material impact on the Company's financial position or results of operations.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         The Company did not hold, either during the three months ended March 31, 2001 and 2000, or at March 31, 2001 and December 31, 2000, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $18 million with a fixed interest rate of 11.5%.


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

         It is also important to note that APC is not the only utility company to propose significant pole attachment rental rate increases. For instance, Georgia Power Company, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole agreement. Both the rates and the agreement are currently being challenged at the FCC. Depending on the final outcome of these proceedings, as well as others that may arise in the future involving other utility companies, the Company could experience a significant increase in its pole attachment rental costs and the results of its operations could be negatively impacted if enough of its pole attachment rental rates increased at this pace.

Item 4.  Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the first quarter of 2001.

Item 6.

         (a)      Exhibits.

EXHIBIT NO.                DESCRIPTION
-----------                -----------

         3.1    --         Second Amended and Restated Agreement of Limited Partnership of James Cable Partners,
                           L.P. dated as of December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of March 1, 2001***

         3.2    --         Certificate of Limited Partnership of James Cable Partners, L.P.*

         3.3    --         Articles of Incorporation of James Cable Finance Corp.*

         3.4    --         Bylaws of James Cable Finance Corp.*

         4.1    --         Indenture dated as of August 15, 1997 among James Cable Partners, L.P., James Cable
                           Finance Corp., and United States Trust Company of New York, as Trustee*

         4.3    --         Credit Agreement dated as of March 2, 2001 between James Cable Partners, L.P., as
                           Borrower, and the Lenders listed therein***

         4.4    --         Company Security Agreement dated as of March 2, 2001 between James Cable Partners,
                           L.P., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders***

         4.5    --         Guaranty Agreement dated as of March 2, 2001 by James Cable Finance Corp., in favor of each of the Lenders***

         4.6    --         Guarantor Security Agreement dated as of March 2, 2001 between James Cable Finance
                           Corp., as Grantor, and GoldenTree Asset Management LLC, as agent for the Lenders***

         4.8    --         Option Agreement / Option Certificate dated as of December 29, 1999 by and between James Cable Partners, L.P. and James Communications Partners**

         21     --         List of subsidiaries of James Cable Partners, L.P.:  James Cable Finance Corp. (James
                           Cable Finance Corp. has no subsidiaries)

         ---------------------------

* Incorporated by reference to the corresponding exhibits to the Registrants' Registration Statement on Form S-4 (Registration No. 333-35183).

** Incorporated by reference to Exhibit (4)(h) of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 1999.

***      Incorporated by reference to Exhibits (3)(a)/(10)(a), (4)(b), (4)(c),
         (4)(d) and (4)(e), respectively, of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

(b)      Reports on Form 8-K

         The Company filed a Current Report on Form 8-K dated December 31, 2000 relating to a default of a debt to EBITDA ratio covenant under its prior credit facility (this default was cured on March 2, 2001).

         The Company filed a Current Report on Form 8-K dated February 15, 2001 relating to a default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004 (this default was cured on March 2, 2001).

         The Company filed a Current Report on Form 8-K dated March 2, 2001 relating to its amended and restated credit facility with four new lenders.

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


                                JAMES CABLE PARTNERS, L.P.

                                By:  James Communications Partners
                                General Partner

                                By:  Jamesco, Inc.
                                Partner

Date:  May 9, 2001              By:  /s/  William R. James
                                     ---------------------------------
                                         William R. James
                                         President

                                By:  James Communications Partners
                                General Partner

                                By:  DKS Holdings, Inc.
                                Partner

Date:  May 9, 2001              By:  /s/ Daniel K. Shoemaker
                                     -------------------------------
                                         Daniel K. Shoemaker
                                         President (Principal financial
                                         officer and chief accounting officer)



                                JAMES CABLE FINANCE CORP.


Date:  May 9, 2001              By:  /s/ William R. James
                                     ---------------------------------
                                         William R. James
                                         President

Date:  May 9, 2001              By:  /s/ Daniel K. Shoemaker
                                     -------------------------------
                                         Daniel K. Shoemaker
                                         Treasurer (Principal financial
                                         officer and chief accounting officer)