Form 10-Q
period 2001-06-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2001-08-13
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             (Mark One)

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended June 30, 2001

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
(State or Other Jurisdiction of Incorporation    (I.R.S. Employer Identification
      or Organization of each Registrant)             No. of each Registrant)

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of August 10, 2001: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

    Item 1.  Consolidated Financial Statements of James Cable
             Partners, L.P. and Subsidiary                                   3
             Notes to Consolidated Financial Statements                      7

             Balance Sheets of James Cable Finance Corp.                    11
             Notes to Balance Sheets                                        12

    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                            13

    Item 3.  Quantitative and Qualitative Disclosures About
             Market Risk                                                    19

PART II. OTHER INFORMATION

    Item 1.  Legal Proceedings                                              20

    Item 4.  Submission of Matters to a Vote of Security Holders            20

    Item 6.  Exhibits and Reports on Form 8-K                               21

PART I.     FINANCIAL INFORMATION

ITEM 1.     Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                                  June 30,                December 31,
                                                                                    2001                      2000
                                                                                -------------            -------------
                                                                                 (Unaudited)
                                     ASSETS
Cash & Cash Equivalents                                                         $     939,333            $   1,098,890
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $15,255 in 2001 and $9,884 in 2000)                      3,740,812                3,629,802
Prepaid Expenses & Other                                                              376,607                  151,044
Property & Equipment:
      Cable television distribution systems and equipment                          99,918,299               94,848,859
      Land and land improvements                                                      309,378                  309,378
      Buildings and improvements                                                    1,043,325                1,043,325
      Office furniture & fixtures                                                   3,475,706                3,475,706
      Vehicles                                                                      3,999,658                3,999,658
                                                                                -------------            -------------
           Total                                                                  108,746,366              103,676,926
      Less accumulated depreciation                                               (81,359,577)             (77,702,751)
                                                                                -------------            -------------
           Total                                                                   27,386,789               25,974,175
Deferred Financing Costs (Net of accumulated amortization of
      $1,963,630 in 2001 and $1,789,837 in 2000)                                    2,445,974                2,105,884
Intangible Assets, Net                                                             13,325,984               14,347,214
Deposits                                                                               65,091                   13,942
                                                                                -------------            -------------

Total Assets                                                                    $  48,280,590            $  47,320,951
                                                                                =============            =============

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                                      $ 106,000,000            $ 102,500,000
      Accounts payable                                                                101,988                  116,293
      Accrued expenses                                                              2,347,588                2,432,148
      Accrued interest on 10-3/4% Senior Notes                                      3,601,249                4,031,249
      Unearned revenue                                                              3,224,009                3,136,069
      Subscriber deposits                                                              18,723                   19,679
                                                                                -------------            -------------
           Total                                                                  115,293,557              112,235,438
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                            (60,806,143)             (58,727,563)
      General partner                                                              (6,206,824)              (6,186,924)
                                                                                -------------            -------------
           Total                                                                  (67,012,967)             (64,914,487)
                                                                                -------------            -------------

Total Liabilities & Partners' Deficit                                           $  48,280,590            $  47,320,951
                                                                                =============            =============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                 For the Three     For the Three       For the Six       For the Six
                                                 Months Ended      Months Ended       Months Ended      Months Ended
                                                    June 30,          June 30,           June 30,          June 30,
                                                      2001              2000               2001              2000
                                                 -------------     -------------      ------------      ------------
                                                                              (Unaudited)
Revenues                                          $  9,949,724      $  9,522,274      $ 19,831,102      $ 18,937,240
System Operating Expenses (Excluding
      Depreciation and Amortization)                 6,155,784         5,416,375        12,121,878        10,810,507
Non-System Operating Expenses:
      Management fee                                   457,492           368,643           883,487           834,479
      Other                                            110,895           159,010           231,049           335,443
                                                  ------------      ------------      ------------      ------------
      Total non-system operating
           expenses                                    568,387           527,653         1,114,536         1,169,922
Depreciation and Amortization                        2,392,842         2,230,065         4,678,055         4,355,755
                                                  ------------      ------------      ------------      ------------
Operating Income                                       832,711         1,348,181         1,916,633         2,601,056
Interest and Other:
      Interest expense                              (3,035,120)       (2,784,075)       (5,945,034)       (5,517,031)
      Interest income                                    9,959            16,359            21,509            51,945
      Other                                                  0           (27,587)          (16,900)          (56,025)
                                                  ------------      ------------      ------------      ------------
           Total interest and other                 (3,025,161)       (2,795,303)       (5,940,425)       (5,521,111)
                                                  ------------      ------------      ------------      ------------

Loss before extraordinary item                      (2,192,450)       (1,447,122)       (4,023,792)       (2,920,055)

Extraordinary gain due to extinguishment
      of debt (Note 3)                                       0                 0         1,925,312                 0
                                                  ------------      ------------      ------------      ------------

Net loss                                          $ (2,192,450)     $ (1,447,122)     $ (2,098,480)     $ (2,920,055)
                                                  ============      ============      ============      ============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT


                                                     Limited                   General
                                                     Partners                  Partner                   Total
                                                   ------------             ------------             ------------
Balance, December 31, 2000                         $(58,727,563)            $ (6,186,924)            $(64,914,487)
      Net loss (unaudited)                           (2,078,580)                 (19,900)              (2,098,480)
                                                   ------------             ------------             ------------

Balance, June 30, 2001 (unaudited)                 $(60,806,143)            $ (6,206,824)            $(67,012,967)
                                                   ============             ============             ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                            For the Six                For the Six
                                                                            Months Ended               Months Ended
                                                                              June 30,                   June 30,
                                                                                2001                       2000
                                                                            ------------              -------------
                                                                             (Unaudited)
Cash Flows from Operating Activities:
      Net loss                                                              $ (2,098,480)             $ (2,920,055)
      Adjustments to reconcile net loss to cash flows
           from operating activities:
           Depreciation                                                        3,656,825                 3,267,256
           Amortization                                                        1,021,230                 1,088,499
           Noncash interest expense                                              383,064                   315,444
           Extraordinary gain on extinguishment of debt                       (1,925,312)                        0
      (Increase) Decrease in assets:
           Accounts receivable                                                  (111,010)                  (64,683)
           Prepaid expenses                                                     (225,562)                   57,174
           Deposits                                                              (51,149)                   10,900
      (Decrease) Increase in liabilities:
           Accounts payable                                                      (14,305)                 (256,693)
           Accrued expenses                                                      (84,560)                  (54,769)
           Accrued interest on 10-3/4% Senior Notes                             (430,000)                        0
           Unearned revenue                                                       87,940                   (53,442)
           Subscriber deposits                                                      (956)                     (950)
                                                                            ------------              ------------
                Total adjustments                                              2,306,205                 4,308,736
                                                                            ------------              ------------
                Cash flows from operating activities                             207,725                 1,388,681
Cash Flows used in Investing Activities:
      Additions to property and equipment                                     (5,069,440)               (4,752,945)
      Increase in intangible assets                                                    0                  (100,000)
                                                                            ------------              ------------
                Cash flows used in investing activities                       (5,069,440)               (4,852,945)
Cash Flows from Financing Activities:
      Principal payments on credit facility                                   (2,500,000)                        0
      Proceeds from credit facility borrowings                                18,000,000                         0
      Costs associated with credit facility amendment                         (1,077,842)                        0
      Purchase 10-3/4% Senior Notes                                           (9,720,000)                        0
                                                                            ------------              ------------
                Cash flows from financing activities                           4,702,158                         0
                                                                            ------------              ------------
Net Decrease in Cash and Cash Equivalents                                       (159,557)               (3,464,264)
Cash and Cash Equivalents, Beginning of Period                                 1,098,890                 5,342,420
                                                                            ------------              ------------
Cash and Cash Equivalents, End of Period                                    $    939,333              $  1,878,156
                                                                            ============              ============

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized)                                          $  6,051,939              $  5,201,587
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

     IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was effective beginning in the first quarter of the Company's 2001 fiscal year. The adoption of SFAS No. 133, as amended, has not had a material impact on the Company's financial position or results of operations.

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002 and is currently evaluating the impact that this standard will have on its financial position and/or results of operations.

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

     The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time, in September 2000 the FCC initiated an inquiry into whether to establish access obligations on operators offering high-speed Internet service. Thus, regulation of such services could be imposed in the future as cable systems expand their broadband delivery of Internet services. In addition, there have been proposals made to Congress and the FCC which would allow unaffiliated Internet service providers and online service providers access to a cable systems distribution network. Also, some states and LFA's are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals. To date, however, where such actions have been challenged in court, the LFAs attempts to impose access requirements have been deemed unlawful. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

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

     As expected, on September 11, 2000, APC appealed the Bureau's decision to the FCC's five Commissioner panel (the "Panel"). On May 25, 2001 the Panel issued a final decision affirming the earlier order issued by the Bureau.

     In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties have submitted full briefs and the Court has scheduled oral arguments to begin the week of September 10, 2001. A final decision from the Court is not expected until 2002.

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

(3)  DEBT

     During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million (See Note 3 and Exhibit (4)(b) included in the Company's Form 10-K for the year ended December 31, 2000). Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements. The credit facility matures on March 2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and such accrued interest is payable quarterly. The debt is comprised of:


           10-3/4% Senior B Senior Notes due 2004       $   88,000,000
           Credit facility                                  18,000,000
                                                        --------------
           Total debt                                   $  106,000,000
                                                        ==============

As discussed above, the Company purchased $12 million (face amount) of its 10-3/4% Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company must recognize an extraordinary gain on the extinguishment of debt as follows:


          Face value of Notes purchased                                      $12,000,000
          Purchase price of Notes                                9,720,000
          Unamortized value of costs associated
             with Notes                                            354,688
                                                               -----------
                        Subtotal                                              10,074,688
                                                                             -----------
          Extraordinary gain on extinguishment of debt                       $ 1,925,312
                                                                             ===========

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                                  June 30,   December 31,
                                                                                    2001         2000
                                                                                -----------  -----------
                                                                                (Unaudited)
                                             ASSETS
                                             ------
Cash and cash equivalents                                                       $     1,000  $     1,000
                                                                                ===========  ===========

                                      SHAREHOLDER'S EQUITY
                                      --------------------
Shareholder's equity - Common stock (1,000 shares issued and outstanding)       $     1,000  $     1,000
                                                                                ===========  ===========


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

(2)  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. from the date of inception through June 30, 2001, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access and modem installation fees. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 2001, the Company had 68,719 basic subscribers and 24,703 premium subscriptions, representing basic penetration of 53.0% and premium penetration of 35.9% as compared to December 31, 2000 at which time the Company had 69,875 basic subscribers and 22,713 premium subscriptions which represented basic penetration of 53.9% and premium penetration of 32.5%.

     As of June 30, 2001 the Company was offering its high-speed Internet service to approximately 55% of its cable subscribers and had more than 5,000 high-speed Internet customers. In addition, the Company was offering its dial-up Internet services to over 50% of its cable subscribers and had approximately 4,000 dial-up Internet customers.

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

     Cash Flows from Operating Activities. Net cash from operating activities was $200,000 for the six months ended June 30, 2001 as compared to $1.4 million for the six months ended June 30, 2000.

     Cash Flows used in Investing Activities. Net cash used in investing activities was $5.1 million for the six months ended June 30, 2001 as compared to $4.9 million for the six months ended June 30, 2000.

     Cash Flows from/used in Financing Activities. Cash flows from financing activities for the six months ended June 30, 2001 were $4.7 million. The $4.7 million consists of $18 million of proceeds from debt borrowings on the Company's credit facility net of $2.5 million of principal payments made on the credit facility, $1.1 million of costs associated with amending and restating the credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4% Senior Notes. There were no cash flows from or used in financing activities for the six months ended June 30, 2000.

     Balance Sheet. Cash decreased by $200,000 from $1.1 million at December 31, 2000 to $900,000 at June 30, 2001 as the $5.4 million interest payment made on March 2, 2001 was offset by borrowings the Company made against its credit facility. Property & Equipment increased by $5.1 million during the first six months of 2001 primarily due to capital spending made as a part of the Company's Tennessee system rebuild as well as Internet and digital installations. Deferred financing costs increased by $300,000 during the first six months of 2001 as a result of the amendment and restatement of the Company's credit facility as discussed below.

     Total debt increased from $102.5 million at December 31, 2000 to $106.0 million at June 30, 2001. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million. Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

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

     The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, requires quarterly payments of accrued interest with the principal payable at maturity. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.30 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

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

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                       For the Three Months ended June 30,
                                                       2001                            2000
                                                       ----                            ----
                                               Amount         %                Amount         %
                                              --------        -               --------        -
                                                            (Dollars in thousands)
Revenues                                      $  9,950     100.0%             $  9,522      100.0%
System operating expenses                        6,156      61.9                 5,416       56.9
Non-System operating expenses                      568       5.7                   528        5.5
Depreciation and amortization                    2,393      24.0                 2,230       23.4
                                              --------     -----              --------      -----
Operating income                                   833       8.4                 1,348       14.2
Interest expense, net                            3,025      30.4                 2,768       29.1
Other expenses                                       0       0.0                    27        0.3
                                              --------     -----              --------      -----
Net loss                                      $ (2,192)    (22.0)%            $ (1,447)     (15.2)%
                                              ========     =====              ========      =====

EBITDA (1)                                    $  3,226      32.4%             $  3,578       37.6%


                                                        For the Six Months ended June 30,
                                                       2001                            2000
                                                       ----                            ----
                                               Amount         %                Amount         %
                                              --------        -               --------        -
                                                             (Dollars in thousands)
Revenues                                      $ 19,831     100.0%             $ 18,937      100.0%
System operating expenses                       12,122      61.1                10,810       57.1
Non-System operating expenses                    1,114       5.6                 1,170        6.2
Depreciation and amortization                    4,678      23.6                 4,356       23.0
                                              --------     -----              --------      -----
Operating income                                 1,917       9.7                 2,601       13.7
Interest expense, net                            5,923      29.9                 5,465       28.9
Other expenses                                      17       0.1                    56        0.3
                                              --------     -----              --------      -----
Loss before extraordinary item                  (4,023)    (20.3)               (2,920)     (15.5)
Extraordinary gain due to
   extinguishment of debt                        1,925       9.7                     0        0.0
                                              --------     -----              --------      -----
Net loss                                      $ (2,098)    (10.6)%            $ (2,920)     (15.5)%
                                              ========     =====              ========      =====

EBITDA (1)                                    $  6,595      33.3%             $  6,957       36.7%

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

THREE MONTHS ENDED JUNE 30, 2001 COMPARED TO THREE MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues for the three months ended June 30, 2001 increased by $430,000, or 4.5%, to $9.9 million from $9.5 million for the three months ended June 30, 2000. This increase is the direct result of increases in the Company's Internet and digital services revenues from 2000 to 2001. Basic revenues remained constant at $7.5 million for the three months ended June 30, 2000 and 2001. Average monthly total revenues per subscriber for the three months ended June 30, 2001 were $47.98, as compared to $45.14 for the same period last year. These increases were primarily the result of rate increases which the Company has taken on its cable services and increases in the Internet and digital revenues discussed above.

     Subscribers. At June 30, 2001 the Company had 68,719 subscribers which represents a decrease of 1,186, or 1.7%, from the 69,905 subscribers at June 30, 2000. Included in this decrease was a loss of approximately 650 subscribers which was a direct result of recent overbuilds in the Company's Lafayette, Alabama and Alachua, Florida systems by other franchised cable service providers (See "Competition"). The Company believes the remaining reduction in its subscriber base is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     System Operating Expenses. System operating expenses for the three months ended June 30, 2001 were $6.2 million, an increase of $740,000, or 13.7%, over the three months ended June 30, 2000. As a percentage of revenues, system operating expenses increased 5.0% from 56.9% in 2000 to 61.9% in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launch of digital services in many of its systems, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses for the three months ended June 30, 2001 were $570,000, an increase of $40,000, or 7.7%, over the three months ended June 30, 2000. This was primarily the result of increases in the fees paid to the Company's general partner as partially offset by a reduction in legal fees for the same periods.

     EBITDA. As a result of the foregoing, EBITDA decreased from $3.6 million for the three months ended June 30, 2000 to $3.2 million for the three months ended June 30, 2001.

     Depreciation and Amortization. Depreciation and amortization increased by $200,000, or 7.3%, from the three months ended June 30, 2000 to the three months ended June 30, 2001 due primarily to the capital expenditures made as a part of the Company's Tennessee system rebuild as well as Internet and digital installations.

     Interest Expense, Net. Interest expense, net was $3.0 million for the three months ended June 30, 2001 which represents an increase of $300,000, or 9.3%, from the three months ended June 30, 2000. This increase was primarily the result of $500,000 of interest on the $18 million in borrowings the Company had outstanding against its credit facility during the three months ended June 30, 2001 while no borrowings were outstanding against its credit facility during the three months ended June 30, 2000. The increase was partially offset by a reduction in interest expense on the 10-3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company.

     Net Loss. As a result of the foregoing factors, the Company's net loss was $2.2 million for the three months ended June 30, 2001 as compared to $1.4 million for the three months ended June 30, 2000.

SIX MONTHS ENDED JUNE 30, 2001 COMPARED TO SIX MONTHS ENDED JUNE 30, 2000

     Revenues. Revenues for the six months ended June 30, 2001 increased $900,000, or 4.7%, to $19.8 million from $18.9 million for the six months ended June 30, 2000. This increase is the direct result of increases in the Company's Internet and digital services revenues from 2000 to 2001. Basic revenues remained constant at $15.1 million for the six months ended June 30, 2000 and 2001. As a result of rate increases implemented by the Company since January 1, 2000, as well as the increases in Internet and digital revenues discussed above, average monthly total revenues per subscriber for the six months ended June 30, 2001 were $47.64, as compared to $44.70 for the same period last year.

     System Operating Expenses. System operating expenses for the six months ended June 30, 2001 were $12.1 million, an increase of $1.3 million, or 12.1%, over the six months ended June 30, 2000. As a percentage of revenues, system operating expenses increased 4.0% from 57.1% in 2000 to 61.1% in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launch of digital services in many of its systems, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses decreased from $1.2 million for the six months ended June 30, 2000 to $1.1 million for the six months ended June 30, 2001. This decrease was primarily due to a reduction in legal fees.

     EBITDA. As a result of the foregoing, EBITDA decreased from $7.0 million for the six months ended June 30, 2000 to $6.6 million for the six months ended June 30, 2001.

     Depreciation and Amortization. Depreciation and amortization increased from $4.4 million for the six months ended June 30, 2000 to $4.7 million for the six months ended June 30, 2001 due primarily to the capital expenditures made as a part of the Company's Tennessee system rebuild as well as Internet and digital installations.

     Interest Expense, Net. Interest expense, net was $5.9 million for the six months ended June 30, 2001 which represents an increase of $500,000, or 8.4%, from the six months ended June 30, 2000. This increase was primarily the result of interest on borrowings the Company had outstanding against its credit facility during the six months ended June 30, 2001 while no borrowings were outstanding against its credit facility during the six months ended June 30, 2000. The increase was partially offset by a reduction in interest expense on the 10-3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company.

     Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased from $2.9 million for the six months ended June 30, 2000 to $4.0 million for the six months ended June 30, 2001.

     Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its 10-3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company must recognize an extraordinary gain due to debt extinguishment in 2001 as follows:


            Face value of Notes purchased                                     $12,000,000
            Purchase price of Notes                               9,720,000
            Unamortized value of costs associated
               with Notes                                           354,688
                                                                -----------
                          Subtotal                                             10,074,688
                                                                              -----------
            Extraordinary gain on extinguishment of debt                      $ 1,925,312
                                                                              ===========

     Net loss. As a result of the foregoing factors, the Company had a net loss of $2.1 million for the six months ended June 30, 2001 as compared to $2.9 million for the six months ended June 30, 2000.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was effective beginning in the first quarter of the Company's 2001 fiscal year. The adoption of SFAS No. 133, as amended, has not had a material impact on the Company's financial position or results of operations.

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002 and is currently evaluating the impact that this standard will have on its financial position and/or results of operations.

COMPETITION

     As more thoroughly described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, cable television systems face competition from alternative methods of receiving and distributing television signals, from other sources of news, information and entertainment, and from other cable television systems that have authority to build and operate cable television systems within the same geographic territories as the Company (typically referred to as "overbuilds"). In such overbuild situations the Company may be in competition with municipalities or public or private entities that may be better capitalized. Although the total number of such overbuilt areas within the Company's operations remains small, overbuilds in Lafayette, Alabama and Alachua, Florida have resulted in a loss of approximately 650 subscribers as well as reduced subscription rates in these areas. The Company is responding to this competition through the introduction of advanced telecommunication services and aggressive marketing campaigns.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company did not hold, either during the six months ended June 30, 2001 and 2000, or at June 30, 2001 and December 31, 2000, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $18 million with a fixed interest rate of 11.5%.

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

     As expected, on September 11, 2000, APC appealed the Bureau's decision to the FCC's five Commissioner panel (the "Panel"). On May 25, 2001 the Panel issued a final decision affirming the earlier order issued by the Bureau.

     In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties have submitted full briefs and the Court has scheduled oral arguments to begin the week of September 10, 2001. A final decision from the Court is not expected until 2002.

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

Item 6.

         (a)   Exhibits.

EXHIBIT NO.        DESCRIPTION
-----------        -----------

      3.1    --    Second Amended and Restated Agreement of Limited Partnership
                   of James Cable Partners, L.P. dated as of December 29, 1999, as amended by a First Amendment to Second Amended and Restated Agreement of Limited Partnership dated as of March
                   1, 2001***

      3.2    --    Certificate of Limited Partnership of James Cable Partners,
                   L.P.*

      3.3    --    Articles of Incorporation of James Cable Finance Corp.*

      3.4    --    Bylaws of James Cable Finance Corp.*

      4.1    --    Indenture dated as of August 15, 1997 among James Cable
                   Partners, L.P., James Cable Finance Corp., and United States
                   Trust Company of New York, as Trustee*

      4.3    --    Credit Agreement dated as of March 2, 2001 between James
                   Cable Partners, L.P., as Borrower, and the Lenders listed therein***

      4.4    --    Company Security Agreement dated as of March 2, 2001 between
                   James Cable Partners, L.P., as Grantor, and GoldenTree Asset
                   Management LLC, as agent for the Lenders***

      4.5    --    Guaranty Agreement dated as of March 2, 2001 by James Cable
                   Finance Corp., in favor of each of the Lenders***

      4.6    --    Guarantor Security Agreement dated as of March 2, 2001
                   between James Cable Finance Corp., as Grantor, and GoldenTree
                   Asset Management LLC, as agent for the Lenders***

      4.8    --    Option Agreement/Option Certificate dated as of December
                   29, 1999 by and between James Cable Partners, L.P. and James
                   Communications Partners**

      21     --    List of subsidiaries of James Cable Partners, L.P.: James
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

*** Incorporated by reference to Exhibits (3)(a)/(10)(a) (Second Amended and Restated Agreement of Limited Partnership), (4)(b) (Credit Agreement), (4)(c) (Company Security Agreement), (4)(d) (Guaranty Agreement) and (4)(e) (Guarantor Security Agreement), respectively, of the registrant's Form 10-K as filed with the Securities and Exchange Commission for the fiscal year ended December 31, 2000.

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


                                      JAMES CABLE PARTNERS, L.P.

                                      By: James Communications Partners
                                      General Partner

                                      By: Jamesco, Inc.
                                      Partner

Date:  August 13, 2001                     By: /s/ William R. James
                                              ----------------------------------
                                           William R. James
                                           President

                                      By: James Communications Partners
                                      General Partner

                                      By: DKS Holdings, Inc.
                                      Partner

Date:  August 13, 2001                     By: /s/ Daniel K. Shoemaker
                                              ----------------------------------
                                           Daniel K. Shoemaker
                                           President (Principal financial
                                           officer and chief accounting officer)


                                      JAMES CABLE FINANCE CORP.


Date:  August 13, 2001                     By:  /s/ William R. James
                                              ----------------------------------
                                           William R. James
                                           President

Date:  August 13, 2001                     By:  /s/ Daniel K. Shoemaker
                                              ----------------------------------
                                           Daniel K. Shoemaker
                                           Treasurer (Principal financial
                                           officer and chief accounting officer)