Form 10-Q
period 2001-09-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2001-11-14
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

 [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of November 14, 2001: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                        PAGE NO.


PART I.  FINANCIAL INFORMATION

      Item 1.    Consolidated Financial Statements of James Cable
                 Partners, L.P. and Subsidiary                              3
                 Notes to Consolidated Financial Statements                 7


                 Balance Sheets of James Cable Finance Corp.               11
                 Notes to Balance Sheets                                   12

      Item 2.    Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                       13

      Item 3.    Quantitative and Qualitative Disclosures About Market
                 Risk                                                      20

PART II. OTHER INFORMATION

      Item 1.    Legal Proceedings                                         20

      Item 4.    Submission of Matters to a Vote of Security Holders       21

      Item 6.    Exhibits and Reports on Form 8-K                          22

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           Consolidated Balance Sheets

                                                                       September 30,            December 31,
                                                                            2001                   2000
                                                                       -------------           -------------
                                                                        (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                                 $   1,477,580           $   1,098,890
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $28,043 in 2001 and $9,884 in 2000)              3,738,152               3,629,802
Prepaid Expenses & Other                                                      246,580                 151,044
Property & Equipment:
      Cable television distribution systems and equipment                 103,367,709              94,848,859
      Land and land improvements                                              309,378                 309,378
      Buildings and improvements                                            1,043,325               1,043,325
      Office furniture & fixtures                                           3,475,706               3,475,706
      Vehicles                                                              3,999,658               3,999,658
                                                                        -------------           -------------
           Total                                                          112,195,776             103,676,926
      Less accumulated depreciation                                       (83,470,459)            (77,702,751)
                                                                        -------------           -------------
           Total                                                           28,725,317              25,974,175
Deferred Financing Costs (Net of accumulated amortization of
      $2,182,242 in 2001 and $1,789,837 in 2000)                            2,296,118               2,105,884
Intangible Assets, Net                                                     12,855,906              14,347,214
Deposits                                                                       68,591                  13,942
                                                                        -------------           -------------

Total Assets                                                            $  49,408,244           $  47,320,951
                                                                        =============           =============

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                              $ 111,500,000           $ 102,500,000
      Accounts payable                                                        110,973                 116,293
      Accrued expenses                                                      2,531,712               2,432,148
      Accrued interest on debt                                              1,795,832               4,031,249
      Unearned revenue                                                      3,298,413               3,136,069
      Subscriber deposits                                                      18,321                  19,679
                                                                        -------------           -------------
           Total                                                          119,255,251             112,235,438
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                    (63,613,308)            (58,727,563)
      General partner                                                      (6,233,699)             (6,186,924)
                                                                        -------------           -------------
           Total                                                          (69,847,007)            (64,914,487)
                                                                        -------------           -------------

Total Liabilities & Partners' Deficit                                   $  49,408,244           $  47,320,951
                                                                        =============           =============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                               For the Three       For the Three       For the Nine        For the Nine
                                               Months Ended         Months Ended       Months Ended        Months Ended
                                               September 30,       September 30,       September 30,       September 30,
                                                   2001                 2000               2001                 2000
                                               ------------        ------------        ------------        ------------
                                                                               (Unaudited)
Revenues                                       $  9,885,925        $  9,406,644        $ 29,717,027        $ 28,343,884
System Operating Expenses (Excluding
      Depreciation and Amortization)              6,494,924           5,520,607          18,616,802          16,331,114
Non-System Operating Expenses:
      Management fee                                375,000             362,948           1,258,487           1,197,427
      Other                                         111,402             126,134             342,451             461,577
                                               ------------        ------------        ------------        ------------
      Total non-system operating
           expenses                                 486,402             489,082           1,600,938           1,659,004
Depreciation and Amortization                     2,580,960           2,376,749           7,259,015           6,732,504
                                               ------------        ------------        ------------        ------------
Operating Income                                    323,639           1,020,206           2,240,272           3,621,262
Interest and Other:
      Interest expense                           (3,162,384)         (2,878,099)         (9,107,418)         (8,395,130)
      Interest income                                 4,705              28,835              26,214              80,780
      Other                                               0             (26,917)            (16,900)            (82,942)
                                               ------------        ------------        ------------        ------------
           Total interest and other              (3,157,679)         (2,876,181)         (9,098,104)         (8,397,292)
                                               ------------        ------------        ------------        ------------

Loss before extraordinary item                   (2,834,040)         (1,855,975)         (6,857,832)         (4,776,030)

Extraordinary gain due to extinguishment
      of debt (Note 3)                                    0                   0           1,925,312                   0
                                               ------------        ------------        ------------        ------------


Net Loss                                       $ (2,834,040)       $ (1,855,975)       $ (4,932,520)       $ (4,776,030)
                                               ============        ============        ============        ============



                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  Consolidated Statements of Partners' Deficit

                                                 Limited             General
                                                Partners             Partner             Total
                                              ------------        ------------        ------------
Balance, December 31, 2000                    $(58,727,563)       $ (6,186,924)       $(64,914,487)
      Net loss (unaudited)                      (4,885,745)            (46,775)         (4,932,520)
                                              ------------        ------------        ------------

Balance, September 30, 2001 (unaudited)       $(63,613,308)       $ (6,233,699)       $(69,847,007)
                                              ============        ============        ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Nine         For the Nine
                                                                         Months Ended         Months Ended
                                                                        September 30,        September 30,
                                                                             2001                 2000
                                                                       -----------------    -----------------
                                                                                    (Unaudited)
Cash Flows used in Operating Activities:
      Net loss                                                       $       (4,932,520)  $       (4,776,030)
      Adjustments to reconcile net loss to cash flows
           used in operating activities:
           Depreciation                                                       5,767,707            5,115,692
           Amortization                                                       1,491,308            1,616,812
           Noncash interest expense                                             601,676              473,166
           Extraordinary gain on extinguishment of debt                      (1,925,312)                   0
      (Increase) Decrease in assets:
           Accounts receivable                                                 (108,350)            (143,831)
           Prepaid expenses                                                     (95,536)             (54,427)
           Deposits                                                             (54,649)              10,900
      (Decrease) Increase in liabilities:
           Accounts payable                                                      (5,320)            (266,011)
           Accrued expenses                                                      99,564               24,163
           Accrued interest on debt                                          (2,235,417)          (2,687,500)
           Unearned revenue                                                     162,345              (16,060)
           Subscriber deposits                                                   (1,358)              (1,419)
                                                                       -----------------    -----------------
                Total adjustments                                             3,696,658            4,071,485
                                                                       -----------------    -----------------
                Cash flows used in operating activities                      (1,235,862)            (704,545)
Cash Flows used in Investing Activities:
      Additions to property and equipment                                    (8,518,850)          (7,113,531)
      Increase in intangible assets                                                   0             (138,000)
                                                                       -----------------    -----------------
                Cash flows used in investing activities                      (8,518,850)          (7,251,531)
Cash Flows from Financing Activities:
      Principal payments on credit facility                                  (2,500,000)                   0
      Proceeds from debt borrowings                                          23,500,000            4,000,000
      Costs associated with credit facility amendment                        (1,146,598)                   0
      Purchase of 10-3/4% Senior Notes                                       (9,720,000)                   0
                                                                       -----------------    -----------------
                Cash flows from financing activities                         10,133,402            4,000,000
                                                                       -----------------    -----------------
Net Increase (Decrease) in Cash and Cash Equivalents                            378,690           (3,956,076)
Cash and Cash Equivalents, Beginning of Period                                1,098,890            5,342,420
                                                                       -----------------    -----------------
Cash and Cash Equivalents, End of Period                             $        1,477,580   $        1,386,344
                                                                       =================    =================

Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
      (net of amounts capitalized and amounts paid on
           Company owned Senior Notes)                               $       10,801,128   $       10,589,140
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

      In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that this standard will have on its financial position and/or results of operations.

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

      The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. While there is no significant federal regulation of cable system delivery of Internet services at the current time, in September 2000 the FCC initiated an inquiry into whether to establish access obligations on operators offering high-speed Internet service. Thus, regulation of such services could be imposed in the future as cable systems expand their broadband delivery of Internet services. In addition, there have been proposals made to Congress and the FCC that would allow unaffiliated Internet service providers and online service providers access to cable systems' distribution networks. Also, some states and LFA's are considering the imposition of mandatory Internet access requirements as part of cable franchise renewals or transfer approvals. To date, however, where such actions have been challenged in court, the LFAs attempts to impose access requirements have been deemed unlawful. Thus, while no significant regulations exist at the current time, there can be no assurances as to what future actions will be taken or the effects of such actions on the Company.

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

      In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties submitted full briefs and, on October 31, 2001, presented their oral arguments before the Court. A final decision from the Court is not expected until 2002.

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

      On October 31, 2001, Echostar Satellite Corporation filed a suit against James Cable Partners, L.P. in U.S. District Court for the District of Colorado alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and The Digital Millennium Copyright Act.
The suit seeks, among other things, statutory and compensatory damages, treble and punitive damages, attorneys' fees and other unspecified damages. James Cable Partners, L.P. is investigating Echostar's allegations and has yet to file an answer in this matter. Pendency of this litigation can be expected to result in significant expenses to James Cable Partners, L.P. and the diversion of management time and other resources, the extent of which it cannot quantify with any reasonable certainty at this time. If Echostar is successful in its claims against James Cable Partners, L.P., they may be required to pay damages and attorneys' fees to Echostar (which, depending on the amount of such damages, could adversely affect the financial condition of James Cable Partners, L.P.).

      The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect of the financial condition or results of operations of the Company.

(3)   DEBT

      During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million (See Note 3 and Exhibit (4)(b) included in the Company's Form 10-K for the year ended December 31, 2000). Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. In addition, the Company took another draw of $5.5 million in August of 2001 to make its August 15 interest payment on the Series B Senior Notes. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements. The credit facility matures on March 2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and such accrued interest is payable quarterly. The debt is comprised of:

                10-3/4% Senior B Senior Notes due 2004       $ 88,000,000
                Credit facility                                23,500,000
                                                             ------------
                Total debt                                   $111,500,000
                                                             ============

As discussed above, the Company purchased $12 million (face amount) of its 10-3/4% Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company must recognize an extraordinary gain on the extinguishment of debt as follows:

Face value of Notes purchased                                       $12,000,000
Purchase price of Notes                               9,720,000
Unamortized value of costs associated
   with Notes                                           354,688
                                                  -------------
              Subtotal                                               10,074,688
                                                                   ------------
Extraordinary gain on extinguishment of debt                         $1,925,312
                                                                   ============

                            JAMES CABLE FINANCE CORP.
            (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                 September 30,       December 31,
                                                                                      2001               2000
                                                                                -----------------  -----------------
                                                                                  (Unaudited)
                                             ASSETS
Cash and cash equivalents                                                                 $1,000             $1,000
                                                                                =================  =================

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)                 $1,000             $1,000
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

(2)   STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the date of inception through September 30, 2001, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

OVERVIEW

      Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers of the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for Internet access and modem installation fees. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At September 30, 2001, the Company had 69,139 basic subscribers and 25,523 premium subscriptions, representing basic penetration of 53.3% and premium penetration of 36.9% as compared to December 31, 2000 at which time the Company had 69,875 basic subscribers and 22,713 premium subscriptions which represented basic penetration of 53.9% and premium penetration of 32.5%.

      As of September 30, 2001 the Company was offering its high-speed Internet service to approximately 55% of its cable subscribers and had approximately 5,800 high-speed Internet customers. In addition, the Company was offering its dial-up Internet services to over 50% of its cable subscribers and had approximately 4,000 dial-up Internet customers.

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

      Cash Flows used in Operating Activities. Net cash used in operating activities was $1.2 million for the nine months ended September 30, 2001 as compared to $700,000 for the nine months ended September 30, 2000.

      Cash Flows used in Investing Activities. Net cash used in investing activities was $8.5 million for the nine months ended September 30, 2001 as compared to $7.3 million for the nine months ended September 30, 2000. The increase is primarily the result of capital spending the Company made as a part of its Tennessee system rebuild as well as the equipment costs associated with Internet and digital service installations.

      Cash Flows from Financing Activities. Cash flows from financing activities for the nine months ended September 30, 2001 were $10.1 million. The $10.1 million consists of $23.5 million of proceeds from debt borrowings on the Company's credit facility net of $2.5 million of principal payments made on the credit facility, $1.2 million of costs associated with amending and restating the credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4% Senior Notes. Cash flows from financing activities for the nine months ended September 30, 2000 consisted solely of $4 million of proceeds from debt borrowings on the Company's credit facility.

      Balance Sheet. Cash increased by $400,000 from $1.1 million at December 31, 2000 to $1.5 million at September 30, 2001 as the $5.4 million interest payment made on August 15, 2001 was offset by borrowings the Company made against its credit facility. Property & Equipment increased by $8.5 million during the first nine months of 2001 primarily due to capital spending made as a part of the Company's Tennessee system rebuild as well as equipment costs associated with Internet and digital installations. Deferred financing costs increased by $200,000 during the first nine months of 2001 as a result of the amendment and restatement of the Company's credit facility as discussed below.

      Total debt increased from $102.5 million at December 31, 2000 to $111.5 million at September 30, 2001. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with four new lenders which will permit it to borrow up to $30 million. Approximately $18 million of the available credit was then drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. In addition, the Company took another draw of $5.5 million in August of 2001 to make its August 15 interest payment on the Series B Senior Notes. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

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

      The Credit Facility. The Company has a $30 million Credit Facility with four independent lenders which matures on March 2, 2004. Approximately $23.5 million of the available credit has been drawn down to pay interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and
(iv) to finance capital improvements.

      The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, requires quarterly payments of accrued interest with the principal payable at maturity. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.40 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year. At September 30, 2001 the debt to EBITDA covenant discussed above limited the Company's maximum borrowings under the credit facility to approximately $25 million.

      The Company believes that it will continue to generate cash or obtain financing sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term. However, the ability of the Company to satisfy its obligations will be primarily dependent on its future financial and operating performance and upon its ability to renew or refinance borrowings or to raise additional equity capital if necessary. While the Company believes that it will be able to service its debt, there can be no assurance that it will be able to renew or refinance borrowings, or raise additional equity capital, if its future operating results fall short of expectations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                      For the Three Months ended September 30,
                                                        2001                           2000
                                                        ----                           ----
                                              Amount           %              Amount           %
                                              ------           -              ------           -
                                                                (Dollars in thousands)
Revenues                                  $       9,886        100.0 %    $       9,407        100.0 %
System operating expenses                         6,495         65.7              5,521         58.7
Non-System operating expenses                       486          4.9                489          5.2
Depreciation and amortization                     2,581         26.1              2,377         25.2
                                            ------------   ----------       ------------   ----------
Operating income                                    324          3.3              1,020         10.9
Interest expense, net                             3,158         31.9              2,849         30.3
Other expenses                                        0          0.0                 27          0.3
                                            ------------   ----------       ------------   ----------

Net loss                                  $      (2,834)       (28.6)%    $      (1,856)       (19.7)%
                                            ============   ==========       ============   ==========

EBITDA (1)                                $       2,905         29.4 %    $       3,397         36.1 %



                                                       For the Nine Months ended September 30,
                                                        2001                           2000
                                                        ----                           ----
                                              Amount           %              Amount           %
                                              ------           -              ------           -
                                                                (Dollars in thousands)

Revenues                                   $      29,717        100.0 %    $     28,344         100.0 %
System operating expenses                         18,617         62.6            16,331          57.6
Non-System operating expenses                      1,601          5.4             1,659           5.9
Depreciation and amortization                      7,259         24.4             6,733          23.8
                                             ------------   ----------       -----------    ----------
Operating income                                   2,240          7.6             3,621          12.7
Interest expense, net                              9,081         30.6             8,314          29.3
Other expenses                                        17          0.1                83           0.3
                                             ------------   ----------       -----------    ----------
Loss before extraordinary item                    (6,858)       (23.1)           (4,776)        (16.9)
Extraordinary gain due to
   extinguishment of debt                          1,925          6.5                 0           0.0
                                             ------------   ----------       -----------    ----------
Net loss                                   $      (4,933)       (16.6)%    $     (4,776)        (16.9)%
                                             ============   ==========       ===========    ==========

EBITDA (1)                                 $       9,499         32.0 %    $     10,354          36.5 %




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

THREE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues for the three months ended September 30, 2001 increased by $500,000, or 5.1%, to $9.9 million from $9.4 million for the three months ended September 30, 2000. This increase is the direct result of increases in the Company's Internet and digital service revenues from 2000 to 2001. Basic revenues remained constant at $7.4 million for the three months ended September 30, 2000 and 2001. Average monthly total revenues per subscriber for the three months ended September 30, 2001 were $47.87, as compared to $45.06 for the same period last year. These increases were primarily the result of rate increases which the Company has taken on its cable services and increases in the Internet and digital revenues discussed above.

      Subscribers. At September 30, 2001 the Company had 69,139 subscribers which represents a decrease of 618 from the 69,757 subscribers at September 30, 2000. This decrease is primarily attributable to recent overbuilds in the Company's Lafayette, Alabama and Alachua, Florida systems by other franchised cable service providers (See "Competition"). Thus, without these overbuilds the Company's subscriber base was relatively constant from 2000 to 2001. However, the Company still faces competition from the increased availability and affordability of video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

      System Operating Expenses. System operating expenses for the three months ended September 30, 2001 were $6.5 million, an increase of $1.0 million, or 17.7%, over the three months ended September 30, 2000. As a percentage of revenues, system operating expenses increased 7.0% from 58.7% in 2000 to 65.7% in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launch of digital services in many of its systems, Internet cost increases associated with an increase in Internet customers and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses remained constant at $500,000 for the three months ended September 30, 2001 and 2000.

      EBITDA. As a result of the foregoing, EBITDA decreased from $3.4 million for the three months ended September 30, 2000 to $2.9 million for the three months ended September 30, 2001.

      Depreciation and Amortization. Depreciation and amortization increased by $200,000, or 8.6%, from the three months ended September 30, 2000 to the three months ended September 30, 2001 due primarily to the capital expenditures made as a part of the Company's Tennessee system rebuild as well as equipment costs associated with Internet and digital installations.

      Interest Expense, Net. Interest expense, net was $3.2 million for the three months ended September 30, 2001 which represents an increase of $300,000, or 10.8%, from the three months ended September 30, 2000. This increase was primarily the result of a $500,000 increase in the interest on borrowings the Company had outstanding against its credit facility from 2000 to 2001. The increase was partially offset by a reduction in interest expense on the 10-3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company.

      Net Loss. As a result of the foregoing factors, the Company's net loss was $2.8 million for the three months ended September 30, 2001 as compared to $1.9 million for the three months ended September 30, 2000.

NINE MONTHS ENDED SEPTEMBER 30, 2001 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2000

      Revenues. Revenues for the nine months ended September 30, 2001 increased $1.4 million, or 4.8%, to $29.7 million from $28.3 million for the nine months ended September 30, 2000. This increase is the direct result of increases in the Company's Internet and digital services revenues from 2000 to 2001. Basic revenues remained constant at $22.5 million for the nine months ended September 30, 2000 and 2001. As a result of rate increases implemented by the Company since January 1, 2000, as well as the increases in Internet and digital revenues discussed above, average monthly total revenues per subscriber for the nine months ended September 30, 2001 were $47.72, as compared to $44.82 for the same period last year.

      System Operating Expenses. System operating expenses for the nine months ended September 30, 2001 were $18.6 million, an increase of $2.3 million, or 14.0%, over the nine months ended September 30, 2000. As a percentage of revenues, system operating expenses increased 5.0% from 57.6% in 2000 to 62.6% in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launch of digital services in many of its systems, Internet cost increases associated with an increase in Internet customers and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

     Non-System Operating Expenses. Non-system operating expenses decreased from $1.7 million for the nine months ended September 30, 2000 to $1.6 million for the nine months ended September 30, 2001. This decrease was primarily due to a reduction in legal fees.

      EBITDA. As a result of the foregoing, EBITDA decreased from $10.4 million for the nine months ended September 30, 2000 to $9.5 million for the nine months ended September 30, 2001.

      Depreciation and Amortization. Depreciation and amortization increased from $6.7 million for the nine months ended September 30, 2000 to $7.3 million for the nine months ended September 30, 2001 due primarily to the capital expenditures made as a part of the Company's Tennessee system rebuild as well as equipment costs associated with Internet and digital installations.

      Interest Expense, Net. Interest expense, net was $9.1 million for the nine months ended September 30, 2001 which represents an increase of $800,000, or 9.2%, from the nine months ended September 30, 2000. This increase was primarily the result of a $1.3 million increase in the interest on borrowings the Company had outstanding against its credit facility from 2000 to 2001. The increase was partially offset by a reduction in interest expense on the 10-3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company.

      Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased from $4.8 million for the nine months ended September 30, 2000 to $6.9 million for the nine months ended September 30, 2001.

     Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its 10-3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company must recognize an extraordinary gain due to debt extinguishment in 2001 as follows:

Face value of Notes purchased                                    $    12,000,000
Purchase price of Notes                             9,720,000
Unamortized value of costs associated
   with Notes                                         354,688
                                               --------------
              Subtotal                                                10,074,688
                                                                 ---------------
Extraordinary gain on extinguishment of debt                     $     1,925,312
                                                                 ===============


     Net loss. As a result of the foregoing factors, the Company had a net loss of $4.9 million for the nine months ended September 30, 2001 as compared to $4.8 million for the nine months ended September 30, 2000.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment and disposition of long-lived assets. SFAS No. 144, which supercedes SFAS No. 121, will become effective for fiscal years beginning after December 15, 2001. The Company is currently evaluating the impact that this standard will have on its financial position and/or results of operations.

COMPETITION

     As more thoroughly described in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000, cable television systems face competition from alternative methods of receiving and distributing television signals, from other sources of news, information and entertainment, and from other cable television systems that have authority to build and operate cable television systems within the same geographic territories as the Company (typically referred to as "overbuilds"). In such overbuild situations the Company may be in competition with municipalities or public or private entities that may be better capitalized. Although the total number of such overbuilt areas within the Company's operations remains small, overbuilds in Lafayette, Alabama and Alachua, Florida have resulted in a loss of approximately 740 subscribers as well as reduced subscription rates in these areas. The Company is responding to this competition through the introduction of advanced telecommunication services and aggressive marketing campaigns.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company did not hold, either during the nine months ended September 30, 2001 and 2000, or at September 30, 2001 and December 31, 2000, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $23.5 million with a fixed interest rate of 11.5%.

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

      In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties submitted full briefs and, on October 31, 2001, presented their oral arguments before the Court. A final decision from the Court is not expected until 2002.

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

      On October 31, 2001, Echostar Satellite Corporation filed a suit against James Cable Partners, L.P. in U.S. District Court for the District of Colorado alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and The Digital Millennium Copyright Act.
The suit seeks, among other things, statutory and compensatory damages, treble and punitive damages, attorneys' fees and other unspecified damages. James Cable Partners, L.P. is investigating Echostar's allegations and has yet to file an answer in this matter. Pendency of this litigation can be expected to result in significant expenses to James Cable Partners, L.P. and the diversion of management time and other resources, the extent of which it cannot quantify with any reasonable certainty at this time. If Echostar is successful in its claims against James Cable Partners, L.P., they may be required to pay damages and attorneys' fees to Echostar (which, depending on the amount of such damages, could adversely affect the financial condition of James Cable Partners, L.P.).

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the third quarter of 2001.

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


                                    JAMES CABLE PARTNERS, L.P.

                                    By:  James Communications Partners
                                    General Partner

                                    By:  Jamesco, Inc.
                                    Partner

Date:  November 14, 2001            By:  /s/  William R. James
                                         ---------------------------------
                                         William R. James
                                         President

                                    By:  James Communications Partners
                                    General Partner

                                    By:  DKS Holdings, Inc.
                                    Partner

Date:  November 14, 2001            By:  /s/ Daniel K. Shoemaker
                                         -------------------------------
                                         Daniel K. Shoemaker
                                         President (Principal financial
                                         officer and chief accounting officer)


                                    JAMES CABLE FINANCE CORP.


Date:  November 14, 2001            By:  /s/ William R. James
                                         ---------------------------------
                                         William R. James
                                         President

Date:  November 14, 2001            By:  /s/ Daniel K. Shoemaker
                                         -------------------------------
                                         Daniel K. Shoemaker
                                         Treasurer (Principal financial
                                         officer and chief accounting officer)