Form 10-K405
period 2001-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2002-03-27
CIK 926285, 926283

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------

                                   FORM 10-K
                       FOR ANNUAL AND TRANSITION REPORTS
                    PURSUANT TO SECTIONS 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

(Mark One)
   [X]     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                  OR


   [ ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM           TO

               COMMISSION FILE NUMBERS 333-35183 AND 333-35183-01
                             ---------------------

                           JAMES CABLE PARTNERS, L.P.
                           JAMES CABLE FINANCE CORP.
           (Exact name of Registrants as specified in their charters)

                     DELAWARE                                           38-2778219
                     MICHIGAN                                           38-3182724
 (State or Other Jurisdiction of Incorporation or          (I.R.S. Employer Identification No.)
                   Organization)

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

     The number of shares of James Cable Finance Corp. outstanding as of March 15, 2002 was 1,000.

                      DOCUMENTS INCORPORATED BY REFERENCE

                                     None.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
* James Cable Finance Corp. meets the conditions set forth in General Instruction I.(1)(a) and (b) to Form 10-K and is therefore filing with the reduced disclosure format.

                               TABLE OF CONTENTS

                                                                        PAGE NO.
                                                                        --------
                                     PART I
Forward Looking Statements............................................      2
Item 1.   Business....................................................      3
          General.....................................................      3
          Business Strategy...........................................      3
          Industry Overview...........................................      5
          The Systems.................................................      6
          Programming and Subscriber Rates............................     10
          Internet Services...........................................     11
          Customer Service and Marketing..............................     12
          Technical Overview..........................................     12
          Franchises..................................................     13
          Competition.................................................     14
          Legislation and Regulation..................................     17
          Insurance...................................................     22
          Employees...................................................     22
Item 2.   Properties..................................................     22
Item 3.   Legal Proceedings...........................................     23
Item 4.   Submission of Matters to a Vote of Security Holders.........     24

                                    PART II
Item 5.   Market for Registrant's Common Equity and Related
          Shareholder Matters.........................................     24
Item 6.   Selected Financial Data.....................................     25
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................     27
          Overview....................................................     27
          Results of Operations.......................................     28
          Financial Condition, Liquidity and Capital Resources........     30
          Impact of Inflation and Changing Prices.....................     33
          Critical Accounting Policies................................     33
          Effects of New Accounting Pronouncements....................     33
          Sales of Cable Systems......................................     34
          Risk Factors................................................     34
Item 7A.  Quantitative and Qualitative Disclosures About Market
          Risk........................................................     37
Item 8.   Financial Statements and Supplementary Data.................     37
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     38

                                    PART III
Item 10.  Directors and Executive Officers............................     38
Item 11.  Executive Compensation......................................     38
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     39
Item 13.  Certain Relationships and Related Transactions..............     39

                                    PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     40

FORWARD LOOKING STATEMENTS

     This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation the statements under "Part I -- Item 1. Business" and "Part
II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding our operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

     - estimates and expectations regarding our current and future operations and markets;

     - forecasts and expectations of growth regarding our industry, operations, services and subscriber base;

     - statements regarding our current plans and goals for our cable systems;
       and

     - statements and projections regarding our anticipated revenues, expense levels, operating results, financial condition, liquidity and capital resources.

     Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. See, e.g., "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors." Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     - changes or advances in technology;

     - competition in the industry and markets in which we operate;

     - potential fluctuations in our subscriber base and costs that impact our results of operations, financial condition and liquidity;

     - our ability to attract and retain skilled personnel;

     - changes in government regulation and our cable franchises; and

     - general economic and business conditions.

     THESE FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES AND OTHER FACTORS WHICH MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE MATERIALLY DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE OR ACHIEVEMENTS EXPRESSED OR IMPLIED BY SUCH FORWARD-LOOKING STATEMENTS. ALL SUBSEQUENT WRITTEN AND ORAL FORWARD-LOOKING STATEMENTS ATTRIBUTABLE TO US OR PERSONS ACTING ON OUR BEHALF ARE EXPRESSLY QUALIFIED IN THEIR ENTIRETY BY THE CAUTIONARY STATEMENTS.

                                     PART I

ITEM 1.  BUSINESS

  GENERAL:

     James Cable Partners, L.P. ("James," and together with its wholly owned subsidiary James Cable Finance Corp., the "Company") owns, operates and develops cable television systems (the "Systems") serving rural communities in seven geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 2001, the Systems passed an estimated 130,000 homes and served 68,492 basic subscribers, representing a basic penetration of 52.7%. The Company's goal is to be the preferred provider of video services, and to become the single hardwire broadband provider of enhanced video services and advanced telecommunication services, in the markets that it serves. James' principal executive offices are located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

     James is a Delaware limited partnership that was formed in January 1988 for the purpose of realizing capital appreciation through the ownership, control and operation of assets comprising cable television systems. Unless its term is extended as provided in its limited partnership agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination, by the General Partner, of James that James should be dissolved, with the approval of 51% of its Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of its Class A Limited Partner interests of James, (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner.

     Since its inception, James' business and affairs have been managed and controlled by its general partner, James Communications Partners, a Michigan co-partnership (the "General Partner"). The General Partner is managed and controlled by its two general partners, Jamesco, Inc. and DKS Holdings, Inc. See "Part III -- Item 10. Directors and Executive Officers." The General Partner's principal executive office is located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

     James Cable Finance Corp. ("Finance Corp.") is a wholly-owned subsidiary of James that was incorporated under the laws of the State of Michigan on June 19, 1997 for the purpose of serving as a co-issuer with James of the $100 million principal amount 10 3/4% Series B Senior Notes due 2004 that the Company issued during the second-half of 1997 (the "Notes"). Finance Corp.'s only asset consists of $1,000 cash and there are substantial contractual restrictions on its activities. Finance Corp.'s principal executive office is located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

 BUSINESS STRATEGY:

     The Company believes that there are competitive and economic advantages to owning and operating cable television systems in rural markets. Due to lower population densities and higher per household plant installation costs, rural markets are more likely than larger urban and suburban markets to have a single hardwire broadband video and telecommunications service provider. In addition, cable television systems in rural markets are typically characterized by lower churn rates than larger urban and suburban markets. In rural markets, cable service is often required for adequate reception of a full range of over-the-air television stations. Moreover, the Company believes there are fewer entertainment alternatives available, and that cable television provides a major source of entertainment.

     The Company's business strategy has been to (i) selectively upgrade the Systems, (ii) provide enhanced digital video, (iii) deliver advanced telecommunications services, including Internet access, and (iv) pursue strategic acquisitions. It has also attempted to maintain and improve system operating results by implementing management, operational and technical changes that are intended to improve operating efficiencies, enhance operating cash flow and reduce overhead through economies of scale. To this end, the Company has "clustered" its Systems in concentrated geographic areas, which allows fixed costs to be spread over an extended subscriber base. In an effort to further enhance its operational and financial performance, the Company may from time to time consider opportunities to acquire or exchange its assets for cable television systems located near its existing markets.

     - Selectively Upgrade Systems. The Company has upgraded certain of its cable television systems to further strengthen its position as the preferred provider of video services in the communities it serves. These upgrades, which employ fiber optic technology, increase the bandwidth of the Company's cable plant generally to 750 megahertz ("MHz"), thereby increasing channel capacity, enhancing signal quality and improving technical reliability. The Company believes the upgrades will enable it to offer comparable or superior video service and quality at attractive pricing levels relative to its competitors, such as direct broadcast satellite ("DBS"). The Company also believes that the upgrades will provide the technical platform necessary for the development and delivery of advanced telecommunications services.

       As of December 31, 2001, the Company had completed the 750 MHz upgrades to cable plant serving approximately 34% of its basic subscribers and has also supplemented a portion of its 450 MHz cable plant with fiber to approximately 11% of its subscribers. The Company is nearing the completion of the upgrade to the cable plant for its entire Tennessee System which serves approximately 6,100 subscribers. After the upgrade is completed, which is expected to occur during the second quarter of 2002, approximately 90% of the System's subscribers will be on 750 MHz plant with the remaining subscribers on two-way 450 MHz plant, both of which will allow for the use of advanced telecommunications services, including high-speed Internet. At December 31, 2001, more than 70% of the Tennessee System subscribers had been converted to the 750 MHz or two-way 450 MHz cable plant. In addition, at December 31, 2001 the Company was nearing the completion of the 750 MHz upgrade to its cable plant in Lusk, Wyoming which serves approximately 400 subscribers. The Lusk, Wyoming upgrade was completed during the first quarter of 2002 and has allowed for the introduction of high-speed Internet to the basic subscribers. Once the Tennessee and Lusk, Wyoming upgrades are completed, the Company will have two-way capabilities for approximately 50% of its subscriber base.

       The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

     - Provide Enhanced Digital Video. The Company, in order to provide enhanced digital video, has launched Headend In The Sky(R) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of AT&T. HITS is currently available to approximately 56% of the Company's subscriber base. Alternatively, in Systems that do not offer HITS, the Company has launched its digital video solution utilizing either Hits2Home ("H2H") or HITS Quick Take ("HQT"). H2H and HQT were developed by the same group, and allow for many of the same digital services as HITS, but were specifically developed for smaller headends where the large upfront cost of HITS could not be justified. With HITS the Company receives the digital signals at its headend sites, which requires a significant amount of upfront cost in equipment, and then distributes the signal to its subscribers over its cable plant. In addition, HITS allows for full two-way communication over the cable plant so that no telephone lines are required at the subscriber's home. With H2H there is a dish installed at the subscriber's premise and they receive the digital signals directly, thus, there is no upfront cost for headend equipment. With HQT the Company receives the digital signals at its headend, although with much less upfront equipment cost than HITS, and then distributes the signal to the subscribers over its cable plant. However, both H2H and HQT require the installation of a phone line in the subscribers home so that the digital converter can communicate back to the host. All three of these services allow the Company to deliver video services such as pay-per-view programming and tiered niche satellite programming as well as digital audio services. The Company believes that these enhanced digital video services will allow it to provide services comparable to DBS. At December 31,

       2001 at least one of the above digital services was available to substantially all of the Company's basic subscribers.

     - Deliver Advanced Telecommunications Services, Including Internet
       Access. The Company believes that upgraded advanced telecommunications services will provide additional revenue opportunities. The Company further believes that the cable infrastructure will provide the fastest, most cost-effective delivery mechanism for Internet access and inter- and intra-network data services in many of its markets.

       As of December 31, 2001, the Company offered either its two-way or one-way high-speed Internet services in portions of each Cluster and had more than 6,400 high-speed Internet customers. The Company intends to increase the number of high-speed Internet customers by (i) continued emphasis on marketing and customer based education regarding the benefits of high-speed Internet services and (ii) offering its high-speed services to additional subscribers as future rebuild and upgrade projects are completed. In addition to its high-speed Internet services, the Company is also offering traditional dial-up Internet services in many of its Systems. At December 31, 2001, the Company had more than 4,000 dial-up Internet customers.

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

  THE SYSTEMS:

     The following table sets forth certain operating statistics for the Systems for the periods indicated:

                                                 1997     1998(1)    1999(1)     2000      2001
                                                -------   --------   --------   -------   -------
                                                (DOLLARS IN THOUSANDS EXCEPT PER SUBSCRIBER DATA)
Homes passed(2)...............................  129,291   138,040    129,600    129,600   130,000
Basic subscribers(3)..........................   78,197    84,755     71,864     69,875    68,492
Basic penetration(4)..........................     60.5%     61.4%      55.5%      53.9%     52.7%
Basic revenues(5).............................  $29,978   $31,521    $30,737    $29,990   $29,817
Average monthly basic revenues per
  subscriber(6)...............................  $ 31.92   $ 33.35    $ 34.18    $ 35.61   $ 35.95
Premium subscriptions(7)......................   24,076    26,413     23,001     22,713    27,243
Premium penetration(8)........................     30.8%     31.2%      32.0%      32.5%     39.8%
Average monthly total revenues per
  subscriber(6)...............................  $ 38.10   $ 39.95    $ 41.56    $ 44.99   $ 48.00
Average annual system operating cash flow per
  subscriber(9)...............................  $   235   $   233    $   226    $   226   $   213
Average annual EBITDA per subscriber(10)......  $   202   $   195    $   188    $   196   $   183
Miles of plant................................    3,483     3,883      3,254      3,282     3,421

---------------

 (1) The figures shown for 1998 reflect the Company's purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia (See "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Sales of Cable Systems.").

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

(10) EBITDA divided by the average number of basic subscribers for the period (See "Part II -- Item 6. Selected Financial Data (Footnote 6)" for a definition of EBITDA).

     The Company's Systems are divided into seven geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 2001 for the individual clusters:

                                                                                                              AVERAGE
                                                 PERCENT OF                                                   MONTHLY
                       ESTIMATED                 ALL SYSTEMS                                                   TOTAL
                         HOMES        BASIC         BASIC         BASIC         PREMIUM        PREMIUM        REVENUES
       CLUSTER          PASSED     SUBSCRIBERS   SUBSCRIBERS   PENETRATION   SUBSCRIPTIONS   PENETRATION   PER SUBSCRIBER
       -------         ---------   -----------   -----------   -----------   -------------   -----------   --------------
Oklahoma/Texas.......    33,000      15,314          22.3%        46.4%          5,898          38.5%          $49.76
Louisiana............    26,000      12,354          18.0         47.5           5,141          41.6            48.17
Georgia..............    20,000      11,769          17.2         58.8           5,616          47.7            51.69
Colorado/Wyoming.....    15,000       8,597          12.6         57.3           3,193          37.1            49.72
Alabama..............    14,000       8,214          12.0         58.7           2,919          35.5            44.34
Tennessee............    12,000       6,141           9.0         51.2           2,090          34.0            40.47
Florida..............    10,000       6,103           8.9         61.0           2,386          39.1            46.25
                        -------      ------         -----                       ------
  Totals.............   130,000      68,492         100.0%        52.7%         27,243          39.8%          $48.00
                        =======      ======         =====                       ======

     The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $15.6 million in capital expenditures improving the plant and operations in this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system, and supplementing its 450 MHz cable plant in Decatur, Texas with fiber.

     The Company is currently offering its two-way high-speed Internet service to approximately 5,500 subscribers and its one-way high-speed Internet service to approximately 3,200 subscribers in its Oklahoma/Texas Cluster. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet service to certain portions of the Oklahoma/Texas Cluster. At December 31, 2001, the Oklahoma/Texas Cluster had approximately 1,470 high-speed Internet customers and approximately 1,320 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Oklahoma/Texas Cluster. At December 31, 2001, the Oklahoma/Texas Cluster had digital services in approximately 1,420 of its basic subscriber's homes.

     The administrative, technical, marketing and customer service operations for this cluster are consolidated into one main office located in Durant, Oklahoma. The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 2001, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,000 and the number of basic subscribers and premium subscriptions were 15,314 and 5,898, respectively.

     The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $14.7 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants, installing a microwave complex, eliminating the need for eight headends and supplementing its 450 MHz plant in and around Westlake, Vinton and Dequincy with fiber which has improved picture quality and technical reliability. At December 31, 2001, the estimated number of homes passed for this Cluster was 26,000 and the number of basic subscribers and premium subscriptions were 12,354 and 5,141, respectively.

     The Company is currently offering its two-way high-speed Internet service to approximately 6,300 subscribers and is in the process of replacing a microwave path with fiber which will add approximately 850 more subscribers to its high-speed Internet base. In addition, the Company offers traditional dial-up service to certain portions of the Louisiana Cluster. At December 31, 2001, the Louisiana Cluster had approximately 930 high-speed Internet customers and approximately 220 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Louisiana Cluster. At December 31, 2001, the Louisiana Cluster had digital services in approximately 1,970 of its basic subscriber's homes.

     Since acquiring the Louisiana Cluster, the Company has consolidated all administrative, technical, marketing and customer service operations into one central office located in Westlake, Louisiana.

     The economy in southwestern Louisiana ranges from the farming and cattle industry to the petro-chemical industry and gaming. Major employers in the area include CITGO Petroleum Corporation, PPG Industries, Inc. and Conoco, Inc. The introduction of riverboat casinos on Lake Charles has become very popular due to its proximity to Houston, and companies like Casino America, Inc. and Players International, Inc. have become major employers in the area.

     The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $14.2 million in capital improvements to the Georgia Cluster which has included the installation of microwave complexes, which eliminated the need for several headends, as well as improving the plant throughout the majority of the Cluster. In addition, the Company has completed its 750 MHz upgrades to the cable plant in Hawkinsville, Cochran, Eatonton, Madison and Gray.

     The Company is now offering its two-way high-speed Internet service to approximately 6,800 subscribers and, in addition, is offering its one-way high-speed Internet service to approximately 2,100 subscribers. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet service to certain portions of the Georgia Cluster. At December 31, 2001, the Georgia Cluster had approximately 940 high-speed Internet customers and approximately 1,000 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Georgia Cluster. At December 31, 2001, the Georgia Cluster had digital services in approximately 950 of its basic subscriber's homes.

     At December 31, 2001, the Georgia Cluster passed an estimated 20,000 homes and had 11,769 basic subscribers and 5,616 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all administrative, technical, marketing and customer service operations are centralized.

     The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

     The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from a central office in Douglas, Wyoming. Since these Systems were acquired, the Company has made $9.4 million in capital expenditures to improve plant reliability, reception and service, including the 750 MHz HFC upgrade of the Systems serving Douglas, Torrington, Wheatland, Lingle and Lusk, Wyoming.

     The Company is now offering its two-way high-speed Internet service, as well as traditional dial-up Internet service, to approximately 6,000 subscribers in the Colorado/Wyoming Cluster. At December 31, 2001, the Colorado/Wyoming Cluster had approximately 1,540 high-speed Internet customers and approximately 850 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Colorado/Wyoming Cluster. At December 31, 2001, the Colorado/Wyoming Cluster had digital services in approximately 1,020 of its basic subscriber's homes.

     The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 2001, the estimated number of homes passed in this Cluster was 15,000 and the number of basic subscribers and premium subscriptions were 8,597 and 3,193, respectively.

     The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $7.2 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings, including the 750 MHz upgrade to the cable plant in Roanoke and Wadley, Alabama.

     The Company is now offering its two-way high-speed Internet to approximately 2,300 of its basic subscribers, as well as traditional dial-up Internet service in certain portions of its Alabama Cluster. At December 31, 2001, the Alabama Cluster had approximately 450 high-speed Internet customers and approximately 130 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Alabama Cluster. At December 31, 2001, the Alabama Cluster had digital services in approximately 810 of its basic subscriber's homes.

     The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All administrative, technical, marketing and customer service operations have been centralized into the main office. The Alabama Cluster, as of December 31, 2001, passed an estimated 14,000 homes and had 8,214 basic subscribers and 2,919 premium subscriptions.

     The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

     The Tennessee Cluster. The Company acquired the System comprising the Tennessee Cluster in one transaction in 1998. This System serves rural communities located Northeast of Knoxville, Tennessee. All administrative, technical, marketing and customer service operations are coordinated out of one central office located in Tazewell, Tennessee.

     Since acquiring this Cluster, the Company has spent $9.3 million on capital expenditures, the majority of which have been for the combined 750 MHz HFC and two-way 450 MHz upgrades that are currently nearing completion. As of December 31, 2001, the Company had converted more than 70% of the Tennessee Cluster's basic subscribers to its upgraded cable plant which has allowed for the introduction of advanced telecommunication services, including its high-speed Internet. In addition, the Company is offering its dial-up Internet service to all of the basic subscribers in the Tennessee Cluster. At December 31, 2001, the Tennessee Cluster had approximately 1,030 high-speed Internet customers, approximately 410 dial-up Internet customers and had its digital services, primarily through the HITS platform, in approximately 1,210 of its basic subscriber's homes.

     The economies of the communities served by the Tennessee Cluster benefit from many furniture manufacturers as well as medical supply manufacturers and the agriculture industry. As of December 31, 2001, the Tennessee Cluster passed an estimated 12,000 homes and had 6,141 basic subscribers and 2,090 premium subscriptions.

     The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $7.5 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated onto one microwave complex, which reduces maintenance and equipment costs.

     The Company is currently offering its one-way high-speed Internet service to approximately 2,600 of its basic subscribers, as well as traditional dial-up Internet service to certain portions of the Florida Cluster. At December 31, 2001, the Florida Cluster had approximately 80 high-speed Internet customers and approximately 110 dial-up Internet customers.

     The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Florida Cluster. At December 31, 2001, the Florida Cluster had digital services in approximately 690 of its basic subscriber's homes.

     The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, technical, marketing and customer service operations are coordinated from this location. The Florida Cluster, as of December 31, 2001, passed an estimated 10,000 homes and had 6,103 basic subscribers and 2,386 premium subscriptions.

     The University of Florida, located in Gainesville, has contributed to the economic stability of the communities served by the Florida Cluster. Other industries providing employment in the area include agriculture, ranching and tourism.

  PROGRAMMING AND SUBSCRIBER RATES:

     The Company has various contracts to obtain basic, satellite, premium and digital programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, the Company is a member of a programming consortium consisting of small to medium sized multiple system operators and individual cable systems serving, in the aggregate, over eight million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small and medium sized cable operators. The Company does not have long-term programming contracts for the supply of a portion of its programming, due in part to ongoing negotiations with a number of its programming suppliers, but also due to the Company's belief that it is in its best interests to enter into long-term programming contracts only if additional benefits are derived from the contractual arrangements. In cases where the Company does have such contracts, they are generally for fixed periods of time ranging from three to seven years and are subject to negotiated renewal. While the loss of contracts with certain of the Company's programming suppliers could have an adverse effect on its results of operations, management does not believe the risk of such a loss is particularly great due to the substantial motivation of programming suppliers to obtain the widest possible audience for their products.

     Cable programming costs are expected to continue to increase primarily due to additional programming being provided to subscribers, increased costs to purchase cable programming and inflationary increases. In 1999, 2000 and 2001, programming costs (not including digital) as a percentage of revenues were 20.1%,

21.2% and 22.1%, respectively. No assurance can be given that the Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

     The Systems offer their subscribers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and in some systems local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. In general, the Company offers two tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air) and a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT). However, in some of its Systems the Company offers only a single level of basic service containing both the broadcast and satellite delivered programming. The Company also offers premium programming services, both on a per-channel basis and, in many Systems, as part of premium service packages as well as multiple tiers of digital satellite service, and pay-per-view, through HITS, H2H and HQT.

     Monthly subscriber rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 2001, the Company's monthly full basic service rates for residential subscribers ranged from $14.95 to $42.99 and per-channel premium service rates (not including special promotions) ranged from $9.95 to $12.95 per service. At December 31, 2001, the weighted average price for the Company's monthly full basic service was approximately $38.74.

     A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. The Company also charges monthly fees for converters and remote control tuning devices and administrative fees for delinquent payments for service. Subscribers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

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

     Other potential sources of revenue for cable television systems include the lease of tower space to cellular telephone, personal communications services ("PCS"), and paging companies and other transmission businesses and the sale of programming featuring movies and special events to customers on a pay-per-view basis, which the Company can now offer through its HITS, H2H and HQT digital services. Generally, the Company offers two levels of digital service, including an Entertainment tier (which offers niche satellite programming) and a Cinema tier (which offers additional premium channel offerings such as Encore and Bravo), as well as a variety of digital music channels. At December 31, 2001, the Company's rates for its digital services varied from $4.95, for one tier of HITS service, to $14.95 for both tiers of any digital service for a basic-only cable subscriber.

     While the Company also offers advanced telecommunications services (including Internet services as discussed below), it anticipates that monthly subscriber fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

  INTERNET SERVICES:

     As of December 31, 2001 the Company had the capabilities of providing its high-speed Internet service, via either one-way or two-way, to approximately 58% of its basic cable subscribers. In addition, the Company, as of December 31, 2001, was offering its traditional dial-up Internet services to over 57% of its cable subscribers.

     The two-way high-speed Internet service, which utilizes a cable modem, provides Internet access at speeds of up to 1.5 Megabits per second. The two-way high-speed Internet service does not require a phone line for access since all transmissions are through the customers' cable television equipment. The one-way high-speed Internet service is a hybrid between the two-way high-speed and traditional dial-up services. With the one-way high-speed Internet service, the customer dials in to the server over a traditional phone line but receives information over the cable television equipment. Thus, while the upstream connection is at a maximum speed of 56 Kilobits per second, the downstream access can achieve speeds of up to 1.5 Megabits per second. The traditional dial-up Internet service offered by the Company is similar to dial-up services offered by companies such as America Online or The Microsoft Network. With dial-up Internet service, the customer sends and receives information over a traditional phone line with speeds of up to 56 Kilobits per second.

     Monthly rates charged to Internet customers vary based on the type of service they receive. In some of the Systems a discount is given to those Internet customers who also receive the Company's cable television service. At December 31, 2001, the Company's monthly Internet rate (not including special promotions) varied from $17.95, for a dial-up customer who also receives cable television, to $59.95 for high-speed commercial customers.

  CUSTOMER SERVICE AND MARKETING:

     The Company emphasizes customer service, which it believes is increasingly important to the successful operation of its business. To meet its objective of providing high levels of customer service, the Company offers its customers a full line-up of programming, timely and reliable service and good picture quality. The Company's employees receive ongoing training in customer service, sales and subscriber retention, and technical support. Customer service representatives, customer care specialists and technicians are also trained to market upgrades at the point of sale or service. In addition, the Company has attempted to establish and to maintain a local presence and visibility within the communities it serves.

     As part of its efforts to maximize cash flow, and in response to increasing competition, the Company has attempted to add and retain subscribers and increase cash flow per subscriber by aggressively marketing its basic and premium service offerings as well as its Internet, HITS, H2H and HQT services. To this end, the Company utilizes a number of coordinated marketing techniques, including (i) direct door to door sales, (ii) local newspaper and radio advertising and cable system promotional advertising insertion in certain satellite programs, (iii) direct mail, (iv) telemarketing and (v) monthly billing statement inserts. There can be no assurance that the Company's efforts in this area will be successful. See "-- Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

  TECHNICAL OVERVIEW:

     The following table sets forth certain information, as of December 31, 2001, regarding the analog channel capacities and miles of plant of the Systems:

                                      300 MHZ    330 MHZ    400 MHZ    450 MHZ     750 MHZ
                                      UP TO 36   UP TO 42   UP TO 54   UP TO 62   UP TO 100
                                      CHANNELS   CHANNELS   CHANNELS   CHANNELS   CHANNELS    TOTAL
                                      --------   --------   --------   --------   ---------   ------
Number of headends(1)...............      10         17         1           12          8         48
Number of subscribers as of December
  31, 2001(1).......................   7,964      9,774       400       26,860     23,494     68,492
% of subscribers....................    11.6%      14.3%      0.6%        39.2%      34.3%     100.0%
Miles of Plant......................     466        642         6        1,412        895      3,421
% of miles of plant.................    13.6%      18.8%      0.2%        41.3%      26.1%     100.0%

---------------

(1) Some of the Company's headends have subscribers on multiple bandwidth levels. In these instances the headend has been included in the highest bandwidth category offered but the subscribers have been allocated to their actual bandwidth category.

     The Company is nearing the completion of the upgrade to the cable plant for its entire Tennessee System which serves approximately 6,100 subscribers. After the upgrade is completed, which is expected to occur during the second quarter of 2002, approximately 90% of the System's subscribers will be on 750 MHz plant with the remaining subscribers on two-way 450 MHz plant, both of which will allow for the use of advanced telecommunications services, including high-speed Internet. At December 31, 2001, more than 70% of the Tennessee System subscribers had been converted to the 750 MHz or two-way 450 MHz cable plant. In addition, at December 31, 2001 the Company was nearing the completion of the 750 MHz upgrade to its cable plant in Lusk, Wyoming which serves approximately 400 subscribers. The Lusk, Wyoming upgrade was completed during the first quarter of 2002 and has allowed for the introduction of high-speed Internet to the basic subscribers. Once the Tennessee and Lusk, Wyoming upgrades are completed, the Company will have two-way capabilities for approximately 50% of its subscriber base.

     The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

     The Company utilizes a "trap" scheme whereby a technician installs filters, or traps, at each cabled home enabling the technician to configure the programming received by each subscriber. Also, the Company will enable digital addressable technology to as many of its subscribers as possible to take advantage of the HITS, H2H or HQT services. These services transmit digitally compressed signals of niche satellite programming, multiplexed premium services, pay-per-view movies and music.

     While some of the Company's Systems are wired exclusively with coaxial cable, the remaining Systems utilize fiber optic cable in conjunction with coaxial cable. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The Company plans to use an HFC design across those portions of its cable plant that serve its highest subscriber densities to most efficiently upgrade the Systems. Additionally, the Company plans to use fiber optic technology to interconnect certain headends and install fiber backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improving picture quality and system reliability.

  FRANCHISES:

     Cable television systems are generally constructed and operated under non-exclusive franchises granted by local governmental authorities. These franchises typically contain many conditions, including; (i) time limitations on commencement and completion of construction, (ii) conditions of service, including number of channels, types of programming and the provision of free service to schools and certain other public institutions and (iii) the maintenance of insurance and indemnity bonds. Certain provisions of local franchises are subject to federal regulation under the Cable Communications Policy Act of 1984 (the "1984 Cable Act"), the Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act"), and the Telecommunications Act of 1996 (the "1996 Telecom Act").

     At December 31, 2001, the Company held 118 franchises. These franchises, most of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.6% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by significantly changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

     The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 2001:

                                                       PERCENTAGE     NUMBER        PERCENTAGE
YEAR OF                                   NUMBER OF     OF TOTAL     OF BASIC     OF TOTAL BASIC
FRANCHISE EXPIRATION                      FRANCHISES   FRANCHISES   SUBSCRIBERS    SUBSCRIBERS
--------------------                      ----------   ----------   -----------   --------------
Prior to 2004...........................      15          11.4%        5,476            8.0%
2004 - 2008.............................      37          28.0        27,044           39.5
2009 - 2012.............................      27          20.5        10,919           15.9
2013 and after..........................      35          26.5        19,404           28.3
No expiration date......................       4           3.0         1,545            2.3
                                             ---         -----        ------          -----
  Subtotal..............................     118          89.4        64,388           94.0
No franchise required...................      14          10.6         4,104            6.0
                                             ---         -----        ------          -----
  Total.................................     132         100.0%       68,492          100.0%
                                             ===         =====        ======          =====

     The Company believes that it has good relationships with its franchising authorities. To date, the Company has never had a franchise revoked for any of its Systems, and no request by the Company for a franchise renewal or extension has been denied, although such renewals and extensions have frequently entailed mutually acceptable franchise modifications. The Company is currently in the process of seeking the renewal of its expiring franchises, however, there can be no assurance that it will be successful in renewing all of its franchises in the future.

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

     The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high costs for additional outlets and a lack of local broadcast programming in smaller markets, service and equipment distribution. With respect to local broadcast television programming, recent legislation has removed legal obstacles to the retransmission of such programming to DBS subscribers. DBS providers are now making local broadcast programming available in certain larger markets. Rural loan legislation was recently enacted to make local broadcast programming available to DBS subscribers in smaller markets. In rural markets it may not be cost effective for DBS providers to provide local programming unless it is subsidized by the federal government. DBS companies now need to secure retransmission consent from the popular broadcast stations they wish to carry, and in January of 2002 began facing mandatory carriage obligations of less popular broadcast stations. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the constitutional challenge, but the DBS industry is now seeking review by the U.S. Supreme Court. The Company's strategy of providing pay-per-view and satellite niche programming, via its HITS, H2H and HQT applications, in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with Internet services and other advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition.

     The principal DBS systems with which the Company's Systems compete are DirecTV and Echostar, which now have approximately 18 million subscribers and are growing rapidly. In October 2001 Echostar and DirecTV announced merger plans subject to, among other things, regulatory approval. If the merger is consummated, the combined entity would have transmission capacity to approximately 18 million customers. It is unclear what impact the consolidation of these two companies will have on the competition the Company faces from the DBS industry. Echostar and DirecTV have announced, however, that the merger would afford the surviving entity sufficient capacity to expand the carriage of local broadcast programming to every U.S. television market.

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

     Other new technologies may become competitive with non-entertainment services that cable television systems can offer. The FCC has authorized television broadcast stations to transmit textual and graphic information useful both to consumers and businesses. The FCC also permits commercial and noncommercial FM stations to use their subcarrier frequencies to provide non-broadcast services including data transmissions. The FCC has established an over-the-air Interactive Video and Data Service that will permit two-way interaction with commercial and educational programming along with informational and data services. The expansion of fiber optic systems, as well as the increase in DSL services, by LECs and other common carriers provide facilities for the transmission and distribution to homes and businesses of video services and high-speed Internet services. In addition, wireless Internet access is now offered in some markets by cellular, PCS and other mobile service providers. High-speed Internet access also facilitates the streaming of video into homes and businesses. As the quality and availability of video streaming over the Internet improves, it may compete with traditional delivery by cable systems. It is possible that programming suppliers will consider bypassing cable operators and market their services directly to the consumer through the Internet.

     Advances in communications technology as well as changes in the marketplace and the regulatory and legislative environments are constantly occurring. Thus, it is not possible to predict the effect that ongoing or future developments might have on the cable industry or on the operations of the Company.

     As described above, cable television systems face competition from alternative methods of receiving and distributing television signals, from other sources of news, information and entertainment, and from other cable television systems that have authority to build and operate cable television systems within the same geographic territories as the Company (typically referred to as "overbuilds"). In such overbuild situations the Company may be in competition with municipalities or public or private entities that may be better capitalized. Although the total number of such overbuilt areas with the Company's operations remains small, overbuilds in Lafayette, Alabama and Alachua, Florida have resulted in a loss of approximately 750 subscribers as well as reduced subscription rates in these areas. The Company is responding to this competition through the introduction of advanced telecommunication services and aggressive marketing campaigns.

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

     The 1996 Telecom Act requires the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its Systems.

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

     Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunication services, as well as cable services, over its plant. The FCC clarified that a cable operator's provision of Internet service through its cable plant does not affect its favorable pole rates and the U.S. Supreme Court upheld that position. Utilities have also challenged the favorable cable television pole rates under the theory that they do not provide just compensation. The Eleventh Circuit Court of Appeals is currently considering this Challenge. If the challenge is successful this theory could result in substantial pole attachment rate increases (See "Item 3 -- Legal Proceedings").

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

     Under the 1996 Telecom Act, a LEC, utility company, or other entity providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless an election is made to provide the video programming via an "open video system" ("OVS"). To qualify for OVS status, two-thirds of the system's activated channels must be reserved for unaffiliated entities. In addition, the FCC has revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing open video system operation.

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

     Additional Ownership Restrictions. The 1996 Telecom Act eliminates statutory restrictions on broadcast/ cable cross-ownership (including broadcast network/cable restrictions), but leaves in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals recently struck down this remaining cross-ownership prohibition, concluding that the FCC had failed to explain why its continuation was "necessary" for the public interest. In the same decision, the Court struck down another FCC regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. If these rulings withstand further administrative and judicial review, they may trigger additional consolidation among domestic media companies. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate separate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

     Pursuant to the 1992 Cable Act, the FCC adopted rules precluding a cable system from devoting more than 40% of its activated channel capacity to the carriage of affiliated national program services. A companion rule established a nationwide ownership cap on any cable operator equal to 30% of all nationwide subscribers to multichannel video programming distributors, including cable and DBS subscribers. The District of Columbia Court of Appeals recently struck down both rules as unconstitutional. The FCC is now considering revising these rules.

     There are no federal restrictions on non-U.S. entities having an ownership interest in cable television systems or the FCC licenses commonly employed by such systems.

     Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. In order to satisfy these requirements the Company has agreed, in limited circumstances, to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. Currently, the Company has agreements in place for the majority of its broadcast channels and is involved in ongoing discussions with the balance of the broadcasters to obtain an agreement. The Company believes that it will be able to reach an agreement with the majority of the remaining broadcasters so that its compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act will not have a material effect on its operations, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must simultaneously carry all analog and digital signals transmitted by the television stations during the multi-year transition in which a single broadcast licensee is authorized to transmit both an analog and digital signal. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of that tentative conclusion. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

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

     Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. This prohibition will expire in October 2002 unless extended by the FCC in a pending proceeding. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming, and video and video programmers who are not affiliated with cable operators, to all program access requirements.

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

     Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity (recently suspended by judicial ruling), subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements, and closed captioning), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure notification, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and Emergency Alert Systems ("EAS"). The FCC recently stated that cable customers must be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in, which began on July 1, 2000, during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The EAS obligations referred to above become effective for small operators, such as the Company, in October 2002. The expense of installing equipment capable of providing EAS service in the Company's Systems is prohibitive and it intends to seek a waiver of the rules from the FCC. There is no assurance that the FCC will grant such a waiver or, if a waiver is granted, for what period such relief will be provided.

     The FCC is currently considering whether cable customers must be allowed to purchase cable converters from third party vendors. If the FCC concludes that such distribution is required, and does not make appropriate allowances for signal piracy concerns, it may become more difficult for cable operators to combat theft of service.

     Internet Service Regulation. Following several inconsistent judicial decisions regarding the proper regulatory treatment of cable delivered Internet service, the FCC recently ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification should, at least initially, leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulations. Indeed, the FCC suggested that, regardless of classification, regulatory forbearance should now apply to cable modem service.

     The FCC simultaneously initiated a rulemaking to decide several key issues relating to state and local regulation of cable modem service. In the rulemaking, the FCC tentatively concluded that (i) revenues from cable modem service are not to be included for purposes of calculating cable franchise fees paid to franchisors and (ii) cable systems offering cable modem service require no additional franchise authority to access the public rights-of-way. The rulemaking inquires whether the FCC has jurisdiction and justification to require forced access to cable facilities by unaffiliated entities to provide competitive modem service. It also asks whether there are reasons different regulatory regimes should apply to Internet service offered by a telephone provider and Internet service offered by a cable operator. The FCC's classification and proposed rules are likely to be strenuously opposed by state and local governments, and it is premature to predict the outcome of these proceedings.

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

     The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. The FCC has tentatively concluded that modem service revenues should not be included in gross revenues when calculating cable franchise fees. This is not yet a final ruling and franchisors are expected to strenuously oppose the FCC's position.

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

  EMPLOYEES:

     At December 31, 2001, the Company had approximately 197 full-time employees and 10 part-time employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

ITEM 2.  PROPERTIES

     A cable television system consists of four principal operating components. The first component, known as the headend, receives television, radio and information signals by means of special antennas and satellite earth stations. The second component, the distribution network, which originates at the headend and extends throughout the system's service area, consists of microwave relays, coaxial or fiber optic cables placed on utility poles or buried underground and associated electronic equipment. The third component of the system is a "drop cable," which extends from the distribution network into each customer's home and connects the distribution system to the customer's television set. The fourth component, a converter, is the home terminal device that either expands channel capacity to permit reception of more than twelve channels of programming (for analog channels) or permits the subscriber to receive digital services such as HITS, H2H or HQT.

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

     The Company's cables generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. The FCC regulates most pole attachment rates under the federal Pole Attachment Act (See "Part I --
Item 3. Legal Proceedings" and "Part I -- Item 1. Business -- Legislation and Regulation").

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

     In addition, on September 11, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties submitted full briefs and, on October 31, 2001, presented their oral arguments before the court. A final decision from the court is not expected until 2002.

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

     On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against James Cable Partners, L.P. in U.S. District Court for the District of Colorado alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and The Digital Millennium Copyright Act.

     In February 2002, the parties agreed to settle the case and entered into a Confidential Settlement Agreement, which requires the Company to pay ESC monetary consideration. The parties filed a Consent Motion for Entry of Final Judgment and Permanent Injunction. On February 25, 2002, the court granted the Consent Motion and entered the Final Judgment and Permanent Injunction as submitted by the parties. The Final Judgment and Permanent Injunction included only prospective injunctive relief and did not include any monetary judgment. Under the Injunction, the Company will be enjoined in the future from taking certain actions relating to Echostar's signals and satellites.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the fourth quarter of 2001.

                                    PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

  EQUITY INTERESTS:

     Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.95% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 2001, there was one holder of the general partnership interest and 17 holders of the limited partnership interests. See also "Part
III -- Item 10. Directors and Executive Officers" and "-- Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

     Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 2001, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

     The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 2001. The financial data for the years ended December 31, 1997 to 2001 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 2000 and 2001 and for each of the years in the three-year period ended December 31, 2001, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                            SELECTED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                             YEAR ENDED DECEMBER 31,
                                               ----------------------------------------------------
                                                 1997     1998(14)   1999(14)     2000       2001
                                               --------   --------   --------   --------   --------
STATEMENT OF OPERATIONS DATA:
Revenues.....................................  $ 35,778   $ 37,758   $ 37,372   $ 37,893   $ 39,807
System operating expenses(1).................    17,400     19,410     20,445     22,011     25,064
Non-system operating expenses(2).............     2,585      2,960      2,831      2,134      2,091
Depreciation and amortization................     7,930      7,561      8,013      9,164     10,165
                                               --------   --------   --------   --------   --------
Operating income.............................     7,863      7,827      6,083      4,584      2,487
Interest expense, net........................     9,470     11,026     11,020     11,213     12,340
General partner incentive payment............        --         --        540         --         --
Other expenses, net..........................       233        112        109        109         17
                                               --------   --------   --------   --------   --------
Loss before gains on sales and extraordinary
  items......................................    (1,840)    (3,311)    (5,586)    (6,738)    (9,870)
Gains on sales of cable systems..............        --         --     15,886         --         --
Extraordinary loss due to debt refinancing...    (3,125)        --         --         --         --
Extraordinary gain due to extinguishment of
  debt.......................................        --         --         --         --      1,925
                                               --------   --------   --------   --------   --------
Net (loss) income............................  $ (4,965)  $ (3,311)  $ 10,300   $ (6,738)  $ (7,945)
                                               ========   ========   ========   ========   ========
OTHER DATA:
EBITDA(3)....................................  $ 15,793   $ 15,388   $ 14,096   $ 13,748   $ 12,652
System operating cash flow(4)................    18,378     18,348     16,927     15,882     14,743
Capital expenditures.........................     7,596      9,171     11,767      9,181     11,601
EBITDA margin(5).............................      44.1%      40.8%      37.7%      36.3%      31.8%
CASH FLOW DATA:
Cash provided by operating activities........  $  8,403   $  5,133   $  3,706   $  2,579   $    960
Cash (used in) provided by investing
  activities.................................    (7,596)   (16,971)     3,671     (9,323)   (11,601)
Cash provided by (used in) financing
  activities.................................     8,995      3,400     (3,500)     2,500     10,110
                                               --------   --------   --------   --------   --------
Net increase (decrease) in cash..............  $  9,802   $ (8,438)  $  3,877   $ (4,244)  $   (531)
                                               ========   ========   ========   ========   ========
SUMMARY SUBSCRIBER DATA:
Homes passed(6)..............................   129,291    138,040    129,600    129,600    130,000
Basic subscribers(7).........................    78,197     84,755     71,864     69,875     68,492
Basic penetration(8).........................      60.5%      61.4%      55.5%      53.9%      52.7%
Premium subscriptions(9).....................    24,076     26,413     23,001     22,713     27,243
Premium penetration(10)......................      30.8%      31.2%      32.0%      32.5%      39.8%
Average monthly total revenues per
  subscriber(11).............................  $  38.10   $  39.95   $  41.56   $  44.99   $  48.00
System operating cash flow per
  subscriber(12).............................  $    235   $    233   $    226   $    226   $    213
EBITDA per subscriber(13)....................  $    202   $    195   $    188   $    196   $    183

                                                                 AT DECEMBER 31,
                                               ----------------------------------------------------
                                                 1997       1998       1999       2000       2001
                                               --------   --------   --------   --------   --------
BALANCE SHEET DATA:
Cash and cash equivalents....................  $  9,903   $  1,465   $  5,342   $  1,099   $    567
Total assets.................................    43,912     44,367     51,799     47,321     49,059
Total debt...................................   100,000    103,500    100,000    102,500    111,500
Partners' deficit............................   (65,711)   (69,022)   (58,183)   (64,914)   (72,859)

                        NOTES TO SELECTED FINANCIAL DATA
---------------

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

 (6) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.

 (7) For purposes of all information presented herein, unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located. In addition, the basic subscriber number includes subscribers who are receiving the Company's services at promotional rates.

 (8) Basic subscribers as a percentage of homes passed.

 (9) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.

(10) Premium subscriptions as a percentage of basic subscribers.

(11) The average of the monthly total revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.

(12) System operating cash flow divided by the average number of basic subscribers for the period.

(13) EBITDA divided by the average number of basic subscribers for the period.

(14) The figures shown for 1998 reflect the Company's December 1998 purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia (See "-- Sales of Cable Systems").

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     The following discussion provides information regarding the Company's financial condition at December 31, 2000 and 2001, and its results of operations for each of the years ended December 31, 1999, 2000 and 2001. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

  OVERVIEW:

     Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic and premium cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees and cable modem installation charges. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 2001, the Company had 68,492 basic subscribers and 27,243 premium subscriptions, representing basic penetration of 52.8% and premium penetration of 39.8%. The table below sets forth, for the periods indicated, the percentage of the Company's total revenues attributable to the various sources:

                                                              YEAR ENDED DECEMBER 31,
                                                              ------------------------
                                                               1999     2000     2001
                                                              ------   ------   ------
Basic.......................................................   82.3%    79.1%    74.9%
Premium.....................................................    7.9      7.4      7.3
Internet....................................................    2.1      5.1      8.2
Digital.....................................................    0.1      0.9      2.6
Other.......................................................    7.6      7.5      7.0
                                                              -----    -----    -----
                                                              100.0%   100.0%   100.0%
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

     Significant Leverage. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million, and its partners' deficit was $72.9 million. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10 3/4% Series B Senior Notes due 2004. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. To date, approximately $28 million of the available credit has been drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

     Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations will be committed to the payment of its interest expense and will not be available for other purposes; (b) the Company's ability to obtain additional financing in the future for working capital, capital expenditures, acquisitions or other purposes may be limited; and (c) the Company is more highly leveraged than many cable television companies and certain DBS and telephone companies, which may limit the Company's flexibility in reacting to changes in its business (See "-- Risk Factors").

  RESULTS OF OPERATIONS:

     The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                              1999    2000    2001
                                                              -----   -----   -----
Revenues....................................................  100.0%  100.0%  100.0%
System operating expenses...................................   54.7    58.1    63.0
Non-system operating expenses...............................    7.6     5.6     5.3
Depreciation and amortization...............................   21.4    24.2    25.5
                                                              -----   -----   -----
Operating income............................................   16.3    12.1     6.2
Interest expense, net.......................................   29.5    29.6    31.0
General partner incentive payment...........................    1.4     0.0     0.0
Other expenses, net.........................................    0.3     0.3     0.0
                                                              -----   -----   -----
Loss before gains on sales of cable systems and
  extraordinary item........................................  (14.9)  (17.8)  (24.8)
Gains on sales of cable systems.............................   42.5      --      --
Extraordinary gain due to extinguishment of debt............     --      --     4.8
                                                              -----   -----   -----
Net income (loss)...........................................   27.6%  (17.8)% (20.0)%
                                                              =====   =====   =====
EBITDA margin...............................................   37.7%   36.3%   31.8%

  RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000:

     Revenues. Revenues increased by $1.9 million, or 5.1%, from $37.9 million in 2000 to $39.8 million in 2001. This increase is primarily the result of an increase in the Company's Internet and digital revenues of $2.0 million from 2000 to 2001 which was offset by a reduction in basic revenues for the same periods. The decrease in the Company's basic revenues is a function of the decrease in the Company's subscriber base discussed below as offset by rate increases the Company has implemented over the past two years. These rate increases have also increased the average basic revenues per subscriber per month from $35.61 in 2000 to $35.95 in 2001.

     Subscribers. At December 31, 2001 the Company had 68,492 subscribers which represents a decrease of 1,383 from the 69,875 subscribers at December 31, 2000. Of this total decrease in the Company's subscriber base, the Company estimates that approximately 600 are attributable to overbuilds it has experienced in its Lafayette, Alabama and Alachua, Florida systems by other franchised cable operators. The Company believes that the remaining decrease of approximately 800 subscribers is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item 1. Business -- Competition" for a discussion of both items). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     At December 31, 2001 the Company had approximately 6,400 high-speed Internet customers and approximately 4,000 dial-up Internet customers, for a total of approximately 10,400 Internet customers. This represents an increase of approximately 3,200, or 44%, from the approximately 7,200 Internet customers at December 31, 2000. In addition, the Company's digital services, either HITS, H2H or HQT, were in approximately 8,100 of its basic subscribers' homes as of December 31, 2001 as compared to a total of approximately 4,000 homes at December 31, 2000.

     System Operating Expenses. System operating expenses increased 13.9% from $22.0 million in 2000 to $25.1 million in 2001. The primary reasons for this increase are expenses associated with the Company's marketing campaigns, expenses associated with the Company's launch of digital services in many of its systems, Internet cost increases associated with an increase in Internet customers, cost increases associated with higher programming rates and new programming launched in conjunction with rate increases, and an increase in the technical staff in order to provide better customer service. As a percentage of revenues, system operating expenses increased by 4.9% from 58.1% in 2000 to 63.0% in 2001.

     Non-System Operating Expenses. Non-system operating expenses remained constant at $2.1 million in 2000 and 2001.

     EBITDA. As a result of the foregoing, EBITDA in 2001 was $12.7 million, a decrease of 8.0% from EBITDA in 2000 of $13.8 million.

     Depreciation and Amortization. Depreciation and amortization increased 10.9% from $9.2 million in 2000 to $10.2 million in 2001, due primarily to the capital expenditures made as a part of the Company's Tennessee System upgrade as well as equipment costs associated with Internet and digital installations.

     Interest Expense, Net. Interest expense, net was $12.4 million in 2001 which represents an increase of $1.0 million, or 9.1%, from 2000. This increase was primarily the result of an increase of $1.9 million in the interest on borrowings the Company had outstanding against its credit facility from 2000 to 2001. This increase was partially offset by a reduction in interest expense of $1.1 million on the 10 3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company since March 2, 2001. Both of these changes in interest expense, net are a direct result of the credit facility amendment dated March 2, 2001 as described in the "Financial Condition, Liquidity and Capital Resources" section below.

     Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased from $6.7 million in 2000 to $9.9 million in 2001.

     Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face value) of its 10 3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment in 2001 as follows:

Face value of Notes purchased...............................              $12,000,000
Purchase price of Notes.....................................  9,720,000
Unamortized value of costs associated with Notes............    354,688
                                                              ---------
     Subtotal...............................................               10,074,688
                                                                          -----------
Extraordinary gain on extinguishment of debt................              $ 1,925,312
                                                                          ===========

     Net Loss. As a result of the foregoing factors, the Company had a net loss of $7.9 million in 2001 as compared to a net loss of $6.7 million in 2000.

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

     Subscribers. At December 31, 2000 the Company had 69,875 subscribers which represents a decrease of 1,989 from the 71,864 subscribers at December 31, 1999. The Company believes that this decrease is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item
1. Business -- Competition"). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

     At December 31, 2000 the Company had approximately 3,400 high-speed Internet customers and approximately 3,800 dial-up Internet customers, for a total of approximately 7,200 Internet customers. This represents an increase of approximately 3,400, or 90%, from the approximately 3,800 Internet customers at December 31, 1999. In addition, the Company had installed its digital services, either HITS or H2H, at approximately 4,000 of its basic subscriber homes as of December 31, 2000.

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

     Net Income/Loss. As a result of the foregoing factors, and because of the gains on the sales of the Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "-- Sales of Cable Systems") of $15.9 million in 1999, the Company experienced net income of $10.3 million in 1999 as compared to a net loss of $6.7 million in 2000.

  FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES:

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

     Net cash from operating activities was $3.7 million, $2.6 million and $1.0 million for the years ended December 31, 1999, 2000 and 2001, respectively. Net cash used in investing activities, the majority of which was used for capital expenditures, was $11.6 million for the year ended December 31, 2001 as compared to $9.3 million for the year ended December 31, 2000. This increase is primarily the result of capital expenditures the Company made as a part of its Tennessee System upgrade as well as equipment costs associated with Internet and digital service installations. The net cash flow from operating activities was $3.7 million for the year ended December 31, 1999 which was attributable to $16.8 million in proceeds from the sales of the Company's Tennessee (Wartburg) and Forsyth and Monroe County, Georgia cable systems (See "-- Sales of Cable Systems") as offset by $11.8 million in capital expenditures and $1.3 million the Company spent to acquire various small cable and Internet operations. Cash flows from financing activities for the year ended December 31, 2001 were $10.1 million, which consisted of $23.5 million of borrowings the Company made against its credit facility net of $2.5 million of principal payments made on the credit facility, $1.2 million in costs associated with amending and restating the credit facility and $9.7 million used to repurchase $12 million (face value) of the Notes. Cash flows from financing activities for the year ended December 31, 2000 amounted to $2.5 million which consisted of $4.0 million of borrowings the Company made against its credit facility net of $1.5 million of principal payments on the credit facility, while the cash flows used in financing activities for the year ended December 31, 1999 was $3.5 million, consisting solely of payments the Company made on its credit facility.

     Total assets increased from $47.3 million at December 31, 2000 to $49.1 million at December 31, 2001 primarily as a result of an increase in net property and equipment. Cash decreased by $500,000 primarily as a result of interest payments made on the Notes and the credit facility as well as capital spending associated with the Company's Tennessee system upgrade and costs associated with Internet and digital service installations. This spending was offset by borrowings the Company made against its credit facility. Net property and equipment increased by $3.3 million as a result of the Company's capital spending associated with the Tennessee System upgrade and costs associated with Internet and digital service installations. Net intangible assets decreased $1.9 million primarily as a result of the 2001 amortization expense.

     Total debt increased from $102.5 million at December 31, 2000 to $111.5 million at December 31, 2001. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10 3/4% Series B Senior Notes due 2004. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. At December 31, 2001 approximately $18 million of the available credit had been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. On February 13, 2002 the Company drew down another $4.5 million to pay interest on the Notes, bringing its total current borrowings to $28 million. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

     The Company is nearing the completion of the upgrade to the cable plant for its entire Tennessee System which serves approximately 6,100 subscribers. After the upgrade is completed, which is expected to occur during the second quarter of 2002, approximately 90% of the System's subscribers will be on 750 MHz plant with the remaining subscribers on two-way 450 MHz plant, both of which will allow for the use of advanced telecommunications services, including high-speed Internet. At December 31, 2001, more than 70% of the Tennessee System subscribers had been converted to the 750 MHz or two-way 450 MHz cable plant. In addition, at December 31, 2001 the Company was nearing the completion of the 750 MHz upgrade to its cable plant in Lusk, Wyoming which serves approximately 400 subscribers. The Lusk, Wyoming upgrade was completed during the first quarter of 2002 and has allowed for the introduction of high-speed Internet to the basic subscribers. Once the Tennessee and Lusk, Wyoming upgrades are completed, the Company will have two-way capabilities for approximately 50% of its subscriber base.

     The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

     At December 31, 2001 the Company's total debt was $111.5 million, comprised of $23.5 million borrowed under its secured credit facility and $88 million due under the Notes (see discussion below for more detail on both the credit facility and the Notes). As a result of this substantial debt, a significant portion of the Company's cash flow from operations must be used to pay interest expense. While the Company believes that it will be able to generate sufficient cash flow to cover this interest expense in the foreseeable future, there can be no assurances that this will be the case.

     In an effort to mitigate the possibility that it will be unable to make its required interest payments, the Company plans to limit its capital spending on rebuild/upgrade projects and other nonessential capital projects. The Company believes that these limits, along with improved cash flow from operations, will improve the likelihood that it can generate sufficient cash flow to cover the interest expense.

     In addition, the Company intends to increase the rates it charges for certain premium, digital and Internet services on April 1, 2002. While these rate increases are not a direct result of the Company's current liquidity, they should help to increase its cash flows in the near term and throughout the maturity of the debt.

     The Notes. The Company has outstanding an aggregate principal amount of $88,000,000 of its 10 3/4% Series B Senior Notes due 2004. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

     There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

     The Credit Facility. The Company has a $30 million secured credit facility with various independent lenders that matures on March 2, 2004. To date, approximately $28 million of the available credit has been drawn down to pay accrued interest on the Company's Series B Senior Notes and to purchase $12 million (face value) of the Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Notes, and (iv) to finance capital improvements.

     The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.40 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year. At December 31, 2001 the Company was in compliance with all of the above covenants.

     The Company believes that it will continue to generate cash sufficient to meet its requirements for debt service, working capital and capital expenditures contemplated in the near term. However, the ability of the Company to satisfy its obligations will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or to raise additional equity capital if necessary. While the Company believes that it will be able to service its debt, there can be no assurance that it will be able to renew or refinance borrowings, or raise additional equity capital, if its future operating results fall short of expectations (See "-- Risk Factors").

  IMPACT OF INFLATION AND CHANGING PRICES:

     The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes historically have not had, and in the future are not expected to have, a material effect on the Company's results of operations.

  CRITICAL ACCOUNTING POLICIES:

     The Company believes the following represent its critical accounting policies:

     The Company reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

  EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

     In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was effective beginning in the first quarter of the Company's 2001 fiscal year . The adoption of SFAS No. 133, as amended, did not have an impact on the Company's financial position or results of operations.

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002 and is currently evaluating the impact that this standard will have on its financial position and/or results of operations. The amount of amortization in 2001 that would have been excluded under SFAS No. 142 was approximately $186,000.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on its financial position or results of operations.

     At the November 2001 meeting of the Emerging Issues Task Force, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which is codified in EITF Topic No. D-103, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company does not expect the adoption of this announcement to have a significant impact on its financial position or results of operations.

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

     The net gains on the above sales are calculated as follows:

                                                  TENNESSEE     FORSYTH       TOTALS
                                                 -----------   ----------   -----------
Net sale proceeds..............................  $14,453,000   $2,292,000   $16,745,000
Basis of assets sold...........................      570,876      288,439       859,315
                                                 -----------   ----------   -----------
Gain on sale...................................  $13,882,124   $2,003,561   $15,885,685
                                                 ===========   ==========   ===========

  RISK FACTORS:

  We are highly leveraged and have significant debt service requirements

     As of December 31, 2001, our total debt outstanding was $111.5 million, comprised of $23.5 million borrowed under our secured credit facility and $88 million due under our Notes.

     Because of our substantial debt:

     - we must dedicate a substantial portion of any cash flow from our operations to the payment of interest on, and principal of, our debt, which reduces the funds available for other purposes;

     - we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

     - we were required to lien substantially all of our assets and pledge the equity ownership of our subsidiary to secure our secured credit facility;

     - we may be more vulnerable to general adverse economic and industry conditions;

     - our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate is limited; and

     - we may be at a competitive disadvantage compared to our competitors that are better leveraged.

While we believe that we will continue to generate cash sufficient to meet our debt service and working capital requirements in the near term, our ability to satisfy those obligations will be primarily dependent on our future financial and operating performance or upon our ability to renew or refinance our existing indebtedness or to raise additional equity, if necessary. There can be no assurance that we will be able to renew or refinance our existing indebtedness or raise additional equity in the event that our future financial and operating performance falls short of expectations.

  We could lose subscribers to new technologies

     Since 1996, we have experienced increased competition from new technologies such as wireless cable services and DBS services. Due to regulatory changes, we also face potential competition from telephone companies. Also, many of our competitors have significantly greater financial resources than us. Thus, the Company has experience significant subscriber loss during the past five years. The Company believes that one of the primary reasons for this loss in its subscriber base is the increased availability, affordability and increased marketing efforts of competitive video services from satellite dishes and other alternatives to traditional hardline cable service. Specifically, DBS has emerged as a significant competitor with the Company due to several factors including (i) a much heavier emphasis on marketing campaigns, (ii) a significant reduction in the cost of the equipment necessary for a customer to receive the DBS service and (iii) recent legislation that allows certain DBS customers to receive local broadcast programming (See "Part 1. Business -- Competition"). While we believe our strategy of upgrading certain Systems to provide enhanced video programming, Internet access and other advanced telecommunications services will allow the Company to remain competitive in most of its markets, there can be no assurance that this will be the case.

  Our new lines of business involve additional risk

     While we do not have extensive experience providing Internet access and other advanced telecommunications services, at December 31, 2001 we had successfully launched commercial Internet service in certain portions of every Cluster.

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

  Our business is extensively regulated

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

 Our franchises are non-exclusive and are subject to renewal

     We operate our Systems under franchises granted by local authorities which are generally non-exclusive and subject to renewal and renegotiation from time to time. Each franchise is generally granted for a fixed term ranging from five to 15 years but may be terminated if the franchisee fails to comply with the material provisions thereof. Our franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 2001, we had 15 franchises (representing 8.0% of our basic subscribers) expiring prior to 2004 and 37 franchises (representing 39.5% of our basic subscribers) expiring between 2004 and 2008.

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

 We must successfully integrate our future acquisitions

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

 Our insurance coverage has been reduced in Florida and Louisiana

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

 Our operations are dependent upon the services of management

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

 There are potential conflicts of interest

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

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

     The Company did not hold, either during the years ended December 31, 2001 and 2000, or at December 31, 2001 or 2000, any market risk sensitive instruments. The Company has outstanding $88 million of its 10 3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, at December 31, 2001, the Company had borrowings outstanding against its credit facility of $23.5 million with a fixed interest rate of 11.5%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     See Pages FS-1 through FS-16 which are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

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

                    NAME                      AGE            FUNCTIONS PERFORMED
                    ----                      ---            -------------------
William R. James............................  68    President and Chief Executive Officer
Daniel K. Shoemaker.........................  39    Chief Financial Officer
Scott A. Madison............................  44    Director of Engineering

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

ITEM 11.  EXECUTIVE COMPENSATION

     The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the

Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the Systems owned by the Company during such year. The amount of the management fee was approximately $1,868,000, $1,567,000 and $1,638,000 in 1999, 2000 and 2001, respectively. No other amounts were paid to the General Partner by the Company in those years.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 2001, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:

                  NAME AND ADDRESS OF
                   BENEFICIAL OWNER                      TYPE OF INTEREST(1)   % OF CLASS
                  -------------------                    -------------------   ----------
William R. James(2)....................................  General partnership         *
38710 Woodward Avenue, Suite 180                         Limited partnership       2.9%
Bloomfield Hills, Michigan 48304
Daniel K. Shoemaker(3).................................  General partnership         *
38710 Woodward Avenue, Suite 180                         Limited partnership         *
Bloomfield Hills, Michigan 48304
Scott A. Madison.......................................  None
38710 Woodward Avenue, Suite 180
Bloomfield Hills, Michigan 48304
SCP Acquisition LLC....................................  Limited partnership      88.1%
767 Fifth Avenue, 45th Floor
New York, New York 10153
All Directors and Executive Officers as a group........  General partnership         *
                                                         Limited partnership       3.2%

---------------

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

     Except as otherwise described in the response to "Item 11. Executive Compensation," none.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  EXHIBITS:

ITEM 601
REGULATION S-K
EXHIBIT
REFERENCE NUMBER                       EXHIBIT DESCRIPTION
----------------                       -------------------
(3)(a)/(10)(a)     Second Amended and Restated Agreement of Limited Partnership
                   of James Cable Partners, L.P. dated as of December 29, 1999, as amended by a First Amendment to Second Amended and
                   Restated Agreement of Limited Partnership dated as of March
                   1, 2001 (incorporated by reference to Exhibit (3)(a)/(10)(a)
                   of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and
                   Exchange Commission).
(3)(b)             Certificate of Limited Partnership of the Company
                   (incorporated by reference to Exhibit 3.2 of the
                   registrant's Registration Statement on Form S-4 as filed
                   with the Securities and Exchange Commission on September 8,
                   1997 (registration no. 333-35183)).
(3)(c)             Articles of Incorporation of Finance Corp. (incorporated by reference to Exhibit 3.3 of the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and
                   Exchange Commission on September 8, 1997 (registration no.
                   333-35183)).
(3)(d)             Bylaws of Finance Corp. (incorporated by reference to
                   Exhibit 3.4 of the registrant's Registration Statement on
                   Form S-4 as filed with the Securities and Exchange
                   Commission on September 8, 1997 (registration no.
                   333-35183)).
(4)(a)             Indenture dated as of August 15, 1997 among the Company,
                   Finance Corp., and United States Trust Company of New York,
                   as Trustee (including form of Notes) (incorporated by
                   reference to Exhibit 4.1 of the registrant's Registration
                   Statement on Form S-4 as filed with the Securities and
                   Exchange Commission on September 8, 1997 (registration no.
                   333-35183)).
(4)(b)             Credit Agreement dated as of March 2, 2001 between James
                   Cable Partners, L.P., as Borrower, and the Lenders listed
                   therein (incorporated by reference to Exhibit (4)(b) of the registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2000 as filed with the Securities and Exchange
                   Commission).
(4)(c)             Company Security Agreement dated as of March 2, 2001 between
                   James Cable Partners, L.P., as Grantor, and GoldenTree Asset
                   Management LLC, as agent for the Lenders (incorporated by
                   reference to Exhibit (4)(c) of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission).
(4)(d)             Guaranty Agreement dated as of March 2, 2001 by James Cable
                   Finance Corp., in favor of each of the Lenders (incorporated by reference to Exhibit (4)(d) of the registrant's Annual
                   Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and Exchange Commission).
(4)(e)             Guarantor Security Agreement dated as of March 2, 2001
                   between James Cable Finance Corp., as Grantor, and
                   GoldenTree Asset Management LLC, as agent for the Lenders
                   (incorporated by reference to Exhibit (4)(e) of the
                   registrant's Annual Report on Form 10-K for the year ended
                   December 31, 2000 as filed with the Securities and Exchange
                   Commission).
(4)(h)             Option Agreement/Option Certificate dated as of December 29,
                   1999 by and between James Cable Partners, L.P. and James
                   Communications Partners (incorporated by reference to
                   Exhibit (4)(h) of the registrant's Annual Report on Form
                   10-K for the year ended December 31, 1999 as filed with the
                   Securities and Exchange Commission).
12                 Statement re computation of ratios.*

ITEM 601
REGULATION S-K
EXHIBIT
REFERENCE NUMBER                       EXHIBIT DESCRIPTION
----------------                       -------------------
21                 List of subsidiaries of James: James Cable Finance Corp.
                   (James Cable Finance Corp. has no subsidiaries.)
24                 Powers of Attorney.*

---------------

* Filed herewith.

     Management contracts and compensatory plans or arrangements:

     The management contracts and compensatory plans or arrangements required to be filed as exhibits and included in such list of exhibits are as follows:

(3)(a)/(10)(a)    Second Amended and Restated Agreement of Limited Partnership
                  of James Cable Partners, L.P. dated as of December 29, 1999, as amended by a First Amendment to Second Amended and
                  Restated Agreement of Limited Partnership dated as of March
                  1, 2001 (incorporated by reference to Exhibit (3)(a)/(10)(a)
                  of the registrant's Annual Report on Form 10-K for the year ended December 31, 2000 as filed with the Securities and
                  Exchange Commission).
(3)(b)            Certificate of Limited Partnership of the Company
                  (incorporated by reference to Exhibit 3.2 of the
                  registrant's Registration Statement on Form S-4 as filed
                  with the Securities and Exchange Commission on September 8,
                  1997 (registration no. 333-35183)).
(4)(h)            Option Agreement/Option Certificate dated as of December 29,
                  1999 by and between James Cable Partners, L.P. and James
                  Communications Partners (incorporated by reference to
                  Exhibit (4)(h) of the registrant's Annual Report on Form
                  10-K for the year ended December 31, 1999 as filed with the
                  Securities and Exchange Commission).

  REPORTS ON FORM 8-K:

     None.

        INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                10-K
                                                               REPORT
                                                               PAGE(S)
                                                               -------
James Cable Partners, L.P. and Subsidiary:
  Independent Auditors' Report..............................   FS-1
  Consolidated balance sheets as of December 31, 2000 and
     2001...................................................   FS-2
  Consolidated statements of operations for each of the
     years ended December 31, 1999, 2000 and 2001...........   FS-3
  Consolidated statements of partners' deficit for each of
     the years ended December 31, 1999, 2000 and 2001.......   FS-4
  Consolidated statements of cash flows for each of the
     years ended December 31, 1999, 2000 and 2001...........   FS-5
  Notes to consolidated financial statements................   FS-6
James Cable Finance Corp.:
  Independent Auditors' Report..............................   FS-14
  Balance sheets as of December 31, 2000 and 2001...........   FS-15
  Notes to balance sheets...................................   FS-16
Financial Statement Schedules:
  Any schedules for which provision is made in Regulation S-X either
  (i) are not required under the related instructions or are inapplicable and, therefore, have been omitted, or (ii) the information required is included in the consolidated financial statements or the notes thereto that are a part hereof.

                          INDEPENDENT AUDITORS' REPORT

To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

     We have audited the accompanying consolidated balance sheets of James Cable Partners, L.P. (the "Partnership") (a Delaware Limited Partnership) as of December 31, 2001 and 2000, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years in the period ended December 31, 2001. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of James Cable Partners, L.P. at December 31, 2001 and 2000 and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP
                                          March 1, 2002
                                          Detroit, Michigan

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                          CONSOLIDATED BALANCE SHEETS

                                                                     DECEMBER 31,
                                                              ---------------------------
                                                                  2000           2001
                                                              ------------   ------------
                           ASSETS
Cash and cash equivalents...................................  $  1,098,890   $    567,404
Accounts receivable -- Subscribers (net of allowance for
  doubtful accounts of $15,878 in 2000 and $15,852 in
  2001).....................................................     3,629,802      4,024,248
Prepaid expenses and other assets (Note 5)..................       151,044        549,900
Property and equipment:
  Cable television distribution systems and equipment.......    94,848,859    104,257,833
  Land and land improvements................................       309,378        333,958
  Buildings and improvements................................     1,043,325      1,053,242
  Office furniture and fixtures.............................     3,475,706      4,549,932
  Vehicles..................................................     3,999,658      5,083,292
                                                              ------------   ------------
     Total..................................................   103,676,926    115,278,257
  Less accumulated depreciation.............................   (77,702,751)   (85,999,799)
                                                              ------------   ------------
     Total..................................................    25,974,175     29,278,458
Deferred financing costs (net of accumulated amortization of
  $2,105,278 in 2000 and $2,407,372 in 2001)................     2,105,884      2,094,469
Intangible assets, net (Note 2).............................    14,347,214     12,479,277
Deposits....................................................        13,942         65,260
                                                              ------------   ------------
     Total assets...........................................  $ 47,320,951   $ 49,059,016
                                                              ============   ============
             LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
  Debt (Note 3).............................................  $102,500,000   $111,500,000
  Accounts payable..........................................       116,293        701,812
  Accrued expenses (Note 5).................................     2,432,148      2,739,611
  Accrued interest on debt (Note 3).........................     4,031,249      3,547,499
  Unearned revenue..........................................     3,136,069      3,411,759
  Subscriber deposits.......................................        19,679         17,703
                                                              ------------   ------------
     Total..................................................   112,235,438    121,918,384
Commitments and contingencies (Notes 4 and 6)...............            --             --
Partners' deficit:
  Limited Partners ("L.P.").................................   (58,727,563)   (66,597,103)
  General Partner ("G.P.")..................................    (6,186,924)    (6,262,265)
                                                              ------------   ------------
     Total..................................................   (64,914,487)   (72,859,368)
                                                              ------------   ------------
     Total liabilities and partners' deficit................  $ 47,320,951   $ 49,059,016
                                                              ============   ============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              YEAR ENDED DECEMBER 31,
                                                     ------------------------------------------
                                                         1999           2000           2001
                                                     ------------   ------------   ------------
Revenues...........................................  $ 37,371,831   $ 37,893,244   $ 39,807,095
System operating expenses (excluding depreciation
  and amortization)................................    20,444,576     22,010,978     25,063,710
Non-system operating expenses:
  Management fee (Note 5)..........................     1,868,165      1,566,644      1,638,487
  Other............................................       963,114        568,059        452,641
                                                     ------------   ------------   ------------
     Total non-system operating expenses...........     2,831,279      2,134,703      2,091,128
Depreciation and amortization......................     8,013,278      9,163,834     10,164,982
                                                     ------------   ------------   ------------
     Operating income..............................     6,082,698      4,583,729      2,487,275
Interest and other:
  Interest expense.................................   (11,158,350)   (11,309,334)   (12,369,276)
  Interest income..................................       138,524         96,394         28,718
  General partner incentive payment (Note 8).......      (540,000)             0              0
  Other (Note 3)...................................      (109,063)      (108,681)       (16,910)
                                                     ------------   ------------   ------------
     Total interest and other......................   (11,668,889)   (11,321,621)   (12,357,468)
                                                     ------------   ------------   ------------
Loss before gains on sales of cable systems and
  extraordinary item...............................    (5,586,191)    (6,737,892)    (9,870,193)
Gains on sales of cable systems (Note 7)...........    15,885,685              0              0
Extraordinary gain due to extinguishment of debt
  (Note 3).........................................             0              0      1,925,312
                                                     ------------   ------------   ------------
     Net income (loss).............................  $ 10,299,494   $ (6,737,892)  $ (7,944,881)
                                                     ============   ============   ============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                        LIMITED        GENERAL
                                                        PARTNERS       PARTNER        TOTAL
                                                      ------------   -----------   ------------
Balance, December 31, 1998..........................  $(62,650,960)  $(6,371,350)  $(69,022,310)
  Net income........................................     9,796,137       503,357     10,299,494
  Capital contribution..............................       540,000             0        540,000
                                                      ------------   -----------   ------------
Balance, December 31, 1999..........................   (52,314,823)   (5,867,993)   (58,182,816)
  Net loss..........................................    (6,418,961)     (318,931)    (6,737,892)
  Capital contribution..............................         6,221             0          6,221
                                                      ------------   -----------   ------------
Balance, December 31, 2000..........................   (58,727,563)   (6,186,924)   (64,914,487)
  Net loss..........................................    (7,869,540)      (75,341)    (7,944,881)
                                                      ------------   -----------   ------------
Balance, December 31, 2001..........................  $(66,597,103)  $(6,262,265)  $(72,859,368)
                                                      ============   ===========   ============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                YEAR ENDED DECEMBER 31,
                                                       -----------------------------------------
                                                           1999          2000           2001
                                                       ------------   -----------   ------------
Cash Flows from Operating Activities:
  Net income (loss)..................................  $ 10,299,494   $(6,737,892)  $ (7,944,881)

  Adjustments to reconcile net income (loss) to net
     cash from operating activities:
     Depreciation....................................     5,534,440     7,016,364      8,297,048
     Amortization....................................     2,478,838     2,147,470      1,867,934
     Noncash interest expense........................       630,885       630,885        826,807
     Gains on sales of cable systems.................   (15,885,685)
     Noncash incentive payment.......................       540,000
     Capital contribution............................                       6,221
     Extraordinary gain on extinguishment of debt....                                 (1,925,312)
     (Increase) decrease in assets:
       Accounts receivable...........................        63,062      (273,358)      (394,446)
       Prepaid expenses..............................       (40,209)       29,591       (398,856)
       Deposits......................................        (7,610)        6,900        (51,318)
     Increase (decrease) in liabilities:
       Accounts payable..............................       (34,070)     (156,295)       585,519
       Accrued expenses..............................       168,200      (152,519)       307,463
       Accrued interest on debt......................             0             0       (483,750)
       Unearned revenue..............................       (39,434)       63,764        275,690
       Subscriber deposits...........................        (1,973)       (1,772)        (1,976)
                                                       ------------   -----------   ------------
          Total adjustments..........................    (6,593,556)    9,317,251      8,904,803
                                                       ------------   -----------   ------------
          Net cash flows from operating activities...     3,705,938     2,579,359        959,922
Cash Flows from (used in) Investing Activities:
  Purchase of Edge Cable T.V. .......................      (750,974)
  Purchase of Internet businesses....................      (555,720)      (41,600)
  Purchase of Lusk, Wyoming fiber....................                    (225,000)
  Net proceeds from sales of systems.................    16,745,000
  Additions to property and equipment................   (11,767,017)   (9,056,289)   (11,601,331)
                                                       ------------   -----------   ------------
          Net cash flows from (used in) investing
            activities...............................     3,671,289    (9,322,889)   (11,601,331)
Cash Flows (used in) from Financing Activities:
  Principal payments on debt.........................    (3,500,000)   (1,500,000)    (2,500,000)
  Proceeds from debt borrowings......................                   4,000,000     23,500,000
  Costs associated with credit facility amendment....                                 (1,170,077)
  Purchase of 10 3/4% Senior Notes...................                                 (9,720,000)
                                                       ------------   -----------   ------------
          Net cash flows (used in) from financing
            activities...............................    (3,500,000)    2,500,000     10,109,923
                                                       ------------   -----------   ------------
Net Increase (Decrease) in Cash and Cash
  Equivalents........................................     3,877,227    (4,243,530)      (531,486)
Cash and Cash Equivalents, Beginning of Year.........     1,465,193     5,342,420      1,098,890
                                                       ------------   -----------   ------------
Cash and Cash Equivalents, End of Year...............  $  5,342,420   $ 1,098,890   $    567,404
                                                       ============   ===========   ============

Supplemental Disclosure of Cash Flow
  Information -- Cash paid for interest during the
  period (Net of amounts capitalized and amounts paid
  on Company owned Senior Notes).....................  $ 10,544,612   $10,644,220   $ 12,086,188
                                                       ============   ===========   ============

                See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF OPERATIONS -- James Cable Partners, L.P., a Delaware limited partnership ("James"), was formed on January 12, 1988. James has system locations in Alabama, Colorado, Wyoming, Oklahoma, Texas, Florida, Tennessee, Louisiana and Georgia. James' principal investment objective is to realize capital appreciation through the acquisition, ownership, control, and operations of cable television systems.

     James Cable Finance Corp., a Michigan corporation ("Finance Corp."), was organized on June 19, 1997 and became a wholly-owned subsidiary of James for the sole purpose of acting as co-issuer with James of the Notes referred to below in
Note 3. References to the "Company" herein are to James and Finance Corp. consolidated, or to James prior to the organization of Finance Corp., as appropriate.

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

     PROPERTY, PLANT AND EQUIPMENT are recorded at cost. For the years ended December 31, 2000 and 2001, the Company capitalized interest of $211,263 and $181,245, respectively. Depreciation is computed using accelerated methods. Estimated useful lives for major categories are as follows:

                                                                 YEARS
                                                              -----------
Buildings and improvements..................................  31.5 and 39
Cable television distribution systems.......................       7
Office furniture and fixtures...............................     5 - 7
Vehicles....................................................       5

     INTANGIBLE ASSETS consist of subscriber lists, franchise operating rights and covenants not to compete acquired in connection with acquisitions. Also included is goodwill, which is the amount by which the cost of acquisitions exceeded the fair values assigned to assets acquired. Intangible assets are amortized using the straight-line method over periods up to 40 years.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     IMPAIRMENT ACCOUNTING -- The Company reviews the recoverability of its long-lived and intangible assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

     DEFERRED FINANCING COSTS in connection with the refinancing (Note 3) are being amortized on the straight-line method over 3 years for the credit facility and 7 years for the 10 3/4% Senior Notes due 2004.

     REVENUES are recognized in the period in which the related services are provided to the subscribers.

     PROFITS AND LOSSES are generally allocated in accordance with James' Partnership Agreement. Currently, profits and losses are allocated approximately 99.0% to the limited partners and 1.0% to the general partner.

     STATEMENT OF CASH FLOWS -- For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with maturities of ninety days or less at date of purchase to be cash equivalents.

     ESTIMATES -- The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     INCOME TAXES -- The financial statements include only those assets, liabilities and results of operations of the Company which relate to the business of James Cable Partners, L.P. No recognition has been made of income taxes since these taxes are the personal responsibility of the partners.

     IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES -- In June 1998, Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities" was issued. In June 2000, the FASB issued SFAS No. 138, which amended certain provisions of SFAS No. 133. SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The standard was effective beginning in the first quarter of the Company's 2001 fiscal year. The adoption of SFAS No. 133, as amended, did not have an impact on the Company's financial position or results of operations.

     On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001. The Company will adopt SFAS No. 142 beginning in the first quarter of 2002 and is currently evaluating the impact that this standard will have on its financial position and/or results of operations. The amount of amortization in 2001 that would have been excluded under SFAS No. 142 was approximately $186,000.

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. The Company does not expect the adoption of SFAS No. 144 to have a significant impact on its financial position or results of operations.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     At the November 2001 meeting of the Emerging Issues Task Force, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which is codified in EITF Topic No. D-103, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company does not expect the adoption of this announcement to have a significant impact on its financial position or results of operations.

     FAIR VALUES OF FINANCIAL INSTRUMENTS -- The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Credit Facility (Note 3) approximate fair market value due to the short-term of maturities of these instruments.

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

                                                      DECEMBER 31, 2000    DECEMBER 31, 2001
                                                      ------------------   ------------------
                                                      CARRYING     FAIR    CARRYING     FAIR
                                                       AMOUNT     VALUE     AMOUNT     VALUE
                                                      ---------   ------   ---------   ------
The Notes...........................................   $100.0     $63.0      $88.0     $62.0

2.  INTANGIBLE ASSETS

     Intangible assets consist of the following:

                                                               2000           2001
                                                           ------------   ------------
Franchise operating rights...............................  $ 52,995,548   $ 52,995,548
Subscriber lists.........................................    12,122,320     12,122,320
Covenants not to compete.................................    13,104,200     13,104,200
Goodwill.................................................    16,585,782     16,585,782
Organization costs.......................................     1,248,020      1,248,020
                                                           ------------   ------------
  Total..................................................    96,055,870     96,055,870
Less accumulated amortization............................   (81,708,656)   (83,576,593)
                                                           ------------   ------------
     Total...............................................  $ 14,347,214   $ 12,479,277
                                                           ============   ============

3.  DEBT

     At December 31, 2001 the Company's total debt was $111.5 million, comprised of $23.5 million borrowed under its secured credit facility and $88 million due under the Notes (see discussion below for more details on both the credit facility and the Notes). As a result of this substantial debt, a significant portion of the Company's cash flow from operations must be used to pay interest expense. While the Company believes that it will be able to generate sufficient cash flow to cover this interest expense in the foreseeable future, there can be no assurances that this will be the case.

     In an effort to mitigate the possibility that it will be unable to make its required interest payments, the Company plans to limit its capital spending on rebuild/upgrade projects and other nonessential capital projects. The Company believes that these limits, along with improved cash flow from operations, will improve the likelihood that it can generate sufficient cash flow to cover the interest expense.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     In addition, the Company intends to increase the rates it charges for certain premium, digital and Internet services on April 1, 2002. While these rate increases are not a direct result of the Company's current liquidity, they should help to increase its cash flows in the near term and throughout the maturity of the debt.

     Debt consists of the following:

                                                               2000           2001
                                                           ------------   ------------
10 3/4% Series B Senior Notes due 2004...................  $100,000,000   $ 88,000,000
Bank Credit Facility.....................................     2,500,000     23,500,000
                                                           ------------   ------------
Total....................................................  $102,500,000   $111,500,000
                                                           ============   ============

     THE NOTES -- The Company has outstanding an aggregate principal amount of $88,000,000 of its 10 3/4% Series B Senior Notes due 2004 (the "Notes"). The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months. During the period from February 15, 2001 to March 2, 2001, the Company was in default of its obligation to pay interest on the Notes. However, this default was cured through a credit facility refinancing discussed below.

     There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

     THE CREDIT FACILITY -- During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of February 13, 2002 approximately $28 million of the available credit has been drawn down to pay interest on the Company's Series B Senior Notes and to repurchase $12 million (face value) of the Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to
(i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Series B Senior Notes, and (iv) to finance capital improvements.

     The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.40 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year. At December 31, 2001 the Company was in compliance with all of the above covenants.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

     As discussed above, the Company purchased $12 million (face amount) of its 10 3/4% Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain on the extinguishment of debt as follows:

Face value of Notes purchased...............................              $12,000,000
Purchase price of Notes.....................................  9,720,000
Unamortized value of costs associated with the Notes........    354,688
                                                              ---------
     Subtotal...............................................               10,074,688
                                                                          -----------
Extraordinary gain on extinguishment of debt................              $ 1,925,312
                                                                          ===========

     In addition, the Company has paid administrative and other fees to the debtholders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 1999, 2000 and 2001 were $110,818, $109,531 and
$16,910, respectively.

4.  COMMITMENTS AND CONTINGENCIES

     The Company leases office space under operating leases which expire at varying dates through 2004. Total rental expense, including month-to-month rentals, was approximately $113,600, $112,600 and $125,700 for the years ended December 31, 1999, 2000 and 2001, respectively.

     The Company is committed to monthly pole rentals of $48,469 as of December 31, 2001, to various utilities and cities. These agreements are subject to termination rights by both parties.

5.  RELATED PARTY TRANSACTIONS

     The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber. Management fees paid by the Company to the general partner amounted to $1,868,165, $1,566,644 and $1,638,487 in the years ended December 31, 1999, 2000 and 2001, respectively.

     Included in prepaid expenses and other assets are amounts receivable from related parties which total $18,653 and $20,292 for the years ended December 31, 2000 and 2001, respectively.

     Included in accrued expenses are amounts payable to related parties which total $1,632 and $0 for the year ended December 31, 2000 and 2001, respectively.

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

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

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

     On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against James Cable Partners, L.P. in U.S. District Court for the District of Colorado alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and The Digital Millennium Copyright Act.

     In February 2002, the parties agreed to settle the case and entered into a Confidential Settlement Agreement, which requires the Company to pay ESC monetary consideration. The parties filed a Consent Motion for Entry of Final Judgment and Permanent Injunction. On February 25, 2002, the court granted the Consent Motion and entered the Final Judgment and Permanent Injunction as submitted by the parties. The Final Judgment and Permanent Injunction included only prospective injunctive relief and did not include any monetary judgment. Under the Injunction, the Company will be enjoined in the future from taking certain actions relating to Echostar's signals and satellites.

     The Company is a party to ordinary and routine litigation proceedings that are incidental to the Company's business. Management believes that the outcome of all pending legal proceedings will not, in the aggregate, have a material adverse effect of the financial condition or results of operations of the Company.

7.  SALES OF CABLE SYSTEMS

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

     The net gains on the above sales are calculated as follows:

                                                  TENNESSEE     FORSYTH       TOTALS
                                                 -----------   ----------   -----------
Net sale proceeds..............................  $14,453,000   $2,292,000   $16,745,000
Basis of assets sold...........................      570,876      288,439       859,315
                                                 -----------   ----------   -----------
Gain on sale...................................  $13,882,124   $2,003,561   $15,885,685
                                                 ===========   ==========   ===========

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY
           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS -- (CONTINUED)

8.  QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

     The following is a condensed summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2001 and 2000.

                                                         YEAR ENDED DECEMBER 31, 2001
                                                ----------------------------------------------
                                                FIRST    SECOND     THIRD    FOURTH     TOTAL
                                                ------   -------   -------   -------   -------
                                                           (IN MILLIONS OF DOLLARS)
Revenues......................................  $9,881   $ 9,950   $ 9,886   $10,090   $39,807
System operating expenses (excluding
  depreciation and amortization)..............   5,966     6,156     6,495     6,447    25,064
Net income (loss).............................      94    (2,192)   (2,834)   (3,013)   (7,945)

                                                        YEAR ENDED DECEMBER 31, 2000
                                               -----------------------------------------------
                                                FIRST    SECOND     THIRD    FOURTH     TOTAL
                                               -------   -------   -------   -------   -------
                                                          (IN MILLIONS OF DOLLARS)
Revenues.....................................  $ 9,415   $ 9,522   $ 9,407   $ 9,549   $37,893
System operating expenses (excluding
  depreciation and amortization).............    5,394     5,416     5,521     5,680    22,011
Net loss.....................................   (1,473)   (1,447)   (1,856)   (1,962)   (6,738)

     First quarter 2001 net income included an extraordinary gain due to debt extinguishment of $1.9 million (see Note 3).

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

     We have audited the accompanying balance sheets of James Cable Finance Corp. (a wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) (the "Finance Corp.") as of December 31, 2001 and 2000. These balance sheets are the responsibility of the Finance Corp.'s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

     In our opinion, such balance sheets present fairly, in all material respects, the financial position of James Cable Finance Corp. at December 31, 2001 and 2000 in conformity with accounting principles generally accepted in the United States of America.

                                          DELOITTE & TOUCHE LLP
                                          March 1, 2002
                                          Detroit, Michigan

                           JAMES CABLE FINANCE CORP.
  (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                                 BALANCE SHEETS

                                                               DECEMBER 31,
                                                              ---------------
                                                               2000     2001
                                                              ------   ------
                           ASSETS
Cash and cash equivalents...................................  $1,000   $1,000
                                                              ======   ======
                    SHAREHOLDER'S EQUITY
Shareholder's equity -- Common stock, no par value (1,000
  shares issued and outstanding)............................  $1,000   $1,000
                                                              ======   ======

                          See notes to balance sheets.

                           JAMES CABLE FINANCE CORP.
  (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE LIMITED
                                  PARTNERSHIP)

                            NOTES TO BALANCE SHEETS

1.  ORGANIZATION

     James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with James of $100 million aggregate principal amount of the 10 3/4% Senior Notes. Finance Corp. has nominal assets and does not have (and is not expected to have) any material operations.

2.  STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 2001, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

                                          JAMES CABLE PARTNERS, L.P.

                                          By: James Communications Partners
                                              General Partner

                                          By: Jamesco, Inc.
                                              Partner

                                          By:     /s/ WILLIAM R. JAMES
                                            ------------------------------------
                                                      William R. James
                                                         President
Date: March 27, 2002

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

                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----



           /s/ WILLIAM R. JAMES             Person performing functions similar to   March 27, 2002
------------------------------------------   a director and a principal executive
             William R. James                              officer




         /s/ DANIEL K. SHOEMAKER            Person performing functions similar to   March 27, 2002
------------------------------------------    a director, a principal financial
           Daniel K. Shoemaker               officer, and a principal accounting
                                                           officer

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

                                          JAMES CABLE FINANCE CORP.

                                          By:     /s/ WILLIAM R. JAMES
                                            ------------------------------------
                                                      William R. James
                                                         President
Date: March 27, 2002

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

                SIGNATURE                                   TITLE                         DATE
                ---------                                   -----                         ----



           /s/ WILLIAM R. JAMES                      Director; President             March 27, 2002
------------------------------------------      (principal executive officer)
             William R. James




         /s/ DANIEL K. SHOEMAKER                     Director; Treasurer             March 27, 2002
------------------------------------------     (principal financial officer and
           Daniel K. Shoemaker                  principal accounting officer)

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

                                 EXHIBIT INDEX

EXHIBIT NUMBER   EXHIBIT DESCRIPTION
--------------   -------------------
      12         Statement re computation of ratios
      24         Powers of Attorney