Form 10-Q
period 2002-03-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2002-05-15
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended March 31, 2002

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
    (State or Other Jurisdiction of Incorporation or                   (I.R.S. Employer Identification Nos.)
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

                                 [X]     [ ]
                                 Yes     No

Number of shares of common stock of James Cable Finance Corp. outstanding as of May 10, 2002: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS

                                                                                                  PAGE NO.
PART I.  FINANCIAL INFORMATION
         Item 1.           Consolidated Financial Statements of James Cable Partners, L.P. and
                           Subsidiary                                                                  3
                           Notes to Consolidated Financial Statements                                  7
                           Balance Sheets of James Cable Finance Corp.                                11
                           Notes to Balance Sheets                                                    12

         Item 2.           Management's Discussion and Analysis of Financial Condition and
                           Results of Operations                                                      13
         Item 3.           Quantitative and Qualitative Disclosures About Market
                           Risk                                                                       18
PART II. OTHER INFORMATION
         Item 1.           Legal Proceedings                                                          19
         Item 4.           Submission of Matters to a Vote of Security Holders                        20
         Item 6.           Exhibits and Reports on Form 8-K                                           21

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                   March 31,       December 31,
                                                                     2002              2001
                                                                 -------------    -------------
                                                                  (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                          $   1,099,877    $     567,404
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $7,762 in 2002 and $15,852 in 2001)       4,089,426        4,024,248
Prepaid Expenses & Other                                               473,269          549,900
Property & Equipment:
      Cable television distribution systems and equipment          105,357,751      104,257,833
      Land and land improvements                                       333,958          333,958
      Buildings and improvements                                     1,053,242        1,053,242
      Office furniture & fixtures                                    4,549,932        4,549,932
      Vehicles                                                       5,083,292        5,083,292
                                                                 -------------    -------------
           Total                                                   116,378,175      115,278,257
      Less accumulated depreciation                                (88,050,189)     (85,999,799)
                                                                 -------------    -------------
           Total                                                    28,327,986       29,278,458
Deferred Financing Costs (Net of accumulated amortization of
      $2,623,870 in 2002 and $2,407,372 in 2001)                     1,886,630        2,094,469
Intangible Assets, Net                                              12,417,117       12,479,277
Deposits                                                                64,080           65,260
                                                                 -------------    -------------

Total Assets                                                     $  48,358,385    $  49,059,016
                                                                 =============    =============

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt (Note 3)                                              $ 116,000,000    $ 111,500,000
      Accounts payable                                                 302,350          701,812
      Accrued expenses                                               2,323,216        2,739,611
      Accrued interest on debt                                       1,182,499        3,547,499
      Unearned revenue                                               3,574,796        3,411,759
      Subscriber deposits                                               17,203           17,703
                                                                 -------------    -------------
           Total                                                   123,400,064      121,918,384
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                             (68,758,719)     (66,597,103)
      General partner                                               (6,282,960)      (6,262,265)
                                                                 -------------    -------------
           Total                                                   (75,041,679)     (72,859,368)
                                                                 -------------    -------------

Total Liabilities & Partners' Deficit                            $  48,358,385    $  49,059,016
                                                                 =============    =============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           For the Three   For the Three
                                           Months Ended    Months Ended
                                             March 31,       March 31,
                                               2002            2001
                                           ------------    ------------
                                                   (Unaudited)

Revenues                                   $ 10,457,890    $  9,881,378
System Operating Expenses (Excluding
      Depreciation and Amortization)          6,651,308       5,966,094
Non-System Operating Expenses:
      Management fee                            460,000         425,995
      Other                                     149,765         120,154
                                           ------------    ------------
      Total non-system operating
           expenses                             609,765         546,149
Depreciation and Amortization                 2,112,550       2,285,212
                                           ------------    ------------
Operating Income                              1,084,267       1,083,923
Interest and Other:
      Interest expense                       (3,268,448)     (2,909,914)
      Interest income                             1,870          11,550
      Other                                           0         (16,901)
                                           ------------    ------------
           Total interest and other          (3,266,578)     (2,915,265)
                                           ------------    ------------

Loss before extraordinary item               (2,182,311)     (1,831,342)

Extraordinary gain due to extinguishment
      of debt (Note 3)                                0       1,925,312
                                           ------------    ------------

Net (loss) income                          $ (2,182,311)   $     93,970
                                           ============    ============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                        Limited         General
                                        Partners        Partner          Total
                                      ------------    ------------    ------------
Balance, December 31, 2001            $(66,597,103)   $ (6,262,265)   $(72,859,368)
      Net loss (unaudited)              (2,161,616)        (20,695)     (2,182,311)
                                      ------------    ------------    ------------

Balance, March 31, 2002 (unaudited)   $(68,758,719)   $ (6,282,960)   $(75,041,679)
                                      ============    ============    ============


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                               For the Three   For the Three
                                                               Months Ended    Months Ended
                                                                 March 31,      March 31,
                                                                   2002             2001
                                                               ------------    ------------
                                                                       (Unaudited)
Cash Flows used in Operating Activities:
      Net (loss) income                                        $ (2,182,311)   $     93,970
      Adjustments to reconcile net (loss) income to net cash
           flows used in operating activities:
           Depreciation                                           2,050,390       1,755,618
           Amortization                                              62,160         529,594
           Noncash interest expense                                 216,498         174,002
           Extraordinary gain on extinguishment of debt                   0      (1,925,312)
      (Increase) Decrease in assets:
           Accounts receivable                                      (65,178)        (48,419)
           Prepaid expenses                                          76,631        (283,203)
           Deposits                                                   1,180           4,000
      Increase (Decrease) in liabilities:
           Accounts payable                                        (399,462)        139,153
           Accrued expenses                                        (416,395)       (282,107)
           Accrued interest on debt                              (2,365,000)     (2,795,000)
           Unearned revenue                                         163,039         103,527
           Subscriber deposits                                         (500)            486
                                                               ------------    ------------
                Total adjustments                                  (676,637)     (2,627,661)
                                                               ------------    ------------
                Cash flows used in operating activities          (2,858,948)     (2,533,691)
Cash Flows used in Investing Activities:
      Additions to property and equipment                        (1,099,919)     (2,465,191)
                                                               ------------    ------------
                Cash flows used in investing activities          (1,099,919)     (2,465,191)
Cash Flows from Financing Activities:
      Principal payments on credit facility                               0      (2,500,000)
      Proceeds from credit facility borrowings                    4,500,000      18,000,000
      Costs associated with credit facility amendment                (8,660)     (1,050,833)
      Purchase 10-3/4% Senior Notes                                       0      (9,720,000)
                                                               ------------    ------------
                Cash flows from financing activities              4,491,340       4,729,167
                                                               ------------    ------------
Net Increase (Decrease) in Cash and Cash Equivalents                532,473        (269,715)
Cash and Cash Equivalents, Beginning of Period                      567,404       1,098,890
                                                               ------------    ------------
Cash and Cash Equivalents, End of Period                       $  1,099,877    $    829,175
                                                               ============    ============

Supplemental Disclosure of Cash Flow Information -
 Cash paid for interest during the period
 (net of amounts capitalized and amounts paid on
      Company owned Senior Notes)                              $  5,416,951    $  5,590,881
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

        UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 2001 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year.

        IMPAIRMENT ACCOUNTING - The Company reviews the recoverability of its long-lived assets, when events or changes in circumstances occur that indicate that the carrying value of the assets may not be recoverable. The measurement of possible impairment is based on the Company's ability to recover the carrying value of the asset from the expected future undiscounted cash flows generated and requires management to use estimates of expected future cash flows. If an impairment loss existed, the amount of the loss would be recorded in the consolidated statements of operations. It is possible that future events or circumstances could cause these estimates to change.

        IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES - On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 provides for a six month transition period, for goodwill only, to ascertain the amount of impairment, if any, that must be recognized. The Company does not expect to record an impairment loss on its goodwill after this transition period analysis. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. The Company adopted SFAS No. 142 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations. The amount of amortization in the first quarter of 2002 that has been eliminated under SFAS No. 142 is approximately $268,000. The table below represents the 2001 amounts had SFAS No. 142 been adopted in the first quarter of 2001.

                                            Three Months
                                                ended
                                           March 31, 2001
                                           --------------
Loss before extraordinary item               (1,363,908)
Net income                                      516,404

        In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company adopted SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations.

        At the November 2001 meeting of the Emerging Issues Task Force, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which is codified in EITF Topic No. D-103, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company does not expect the adoption of this announcement, which occurred in the first quarter of 2002, to have a significant impact on its financial position and/or results of operations.

(2) REGULATORY AND LEGAL MATTERS

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

         The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. Following efforts to regulate certain areas of cable provided Internet service, there have been several inconsistent judicial decisions regarding the proper regulatory treatment. In addition, the FCC recently ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification should, at least initially, protect cable modem service from the burdens associated with traditional cable and telecommunications regulations. However, the FCC also initiated a rulemaking to determine what power, if any, franchising authorities have over cable modem service as an information service, including forced access, franchising and franchise fee obligations, and customer service.

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

         In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties submitted full briefs and, on October 31, 2001, presented their oral arguments before the court. A final decision from the court is expected later this year.

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

         On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against the Company in U.S. District Court for the District of Colorado, alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and the Digital Millennium Copyright Act.

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

(3) DEBT

         At March 31, 2002, the Company's debt was $116.0 million, its total assets were $48.4 million and its partners' deficit was $75.0 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. The Company has additional borrowing capacity under its current line of credit of only $2 million.

         Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations must be committed to the payment of its interest expense and is not available for other purposes; (b) the Company's ability to obtain additional financing in the future may be limited; and (c) the Company is more highly leveraged than many other cable television companies and other competitors.

         The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or raise additional capital, if necessary. In an effort to mitigate the possibility that the Company will be unable to satisfy its future interest payment obligations, the Company plans to limit its capital spending in the foreseeable future. There can be no assurance that the Company's mitigation efforts will be successful or that the Company will be able to renew or refinance borrowings or raise additional equity capital if its future operating results fall short of expectations.

         During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its Notes. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of March 31, 2002, $28 million of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Notes, and (iv) to finance capital improvements. The credit facility matures on March

2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and is payable quarterly in arrears. The debt is comprised of:

        10-3/4% Senior B Senior Notes due 2004         $ 88,000,000
        Credit facility                                  28,000,000
                                                       ------------
        Total debt                                     $116,000,000
                                                       ============


         As discussed above, the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain on the extinguishment of debt as follows:

        Face value of Notes purchased                               $12,000,000
        Purchase price of Notes                     9,720,000
        Unamortized value of costs associated
         with Notes                                   354,688
                                                  ------------
                Subtotal                                             10,074,688
                                                                    -----------
        Extraordinary gain on extinguishment of debt                $ 1,925,312
                                                                    ===========

                            JAMES CABLE FINANCE CORP.
           (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                         A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS

                                                                                  March 31,       December 31,
                                                                                    2002             2001
                                                                                --------------  ---------------
                                                                                Unaudited)
                                     ASSETS
Cash and cash equivalents                                                              $1,000           $1,000
                                                                                ==============  ===============

                              SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)              $1,000           $1,000
                                                                                ==============  ===============


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

(2) STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

     Since there were no operations in the Finance Corp. from the date of inception through March 31, 2002, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

       The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001 under "Forward Looking Statements" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" (including, "- Risk Factors").

OVERVIEW

       Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for high-speed and dial-up Internet access and digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At March 31, 2002, the Company had 68,105 basic subscribers and 27,209 premium subscriptions, representing basic penetration of 52.4% and premium penetration of 40.0% as compared to December 31, 2001 at which time the Company had 68,492 basic subscribers and 27,243 premium subscriptions which represented basic penetration of 52.7% and premium penetration of 39.8%.

       As of March 31, 2002 the Company had the capability to provide its high-speed Internet service to more than 50% of its cable subscribers and had more than 7,000 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to over 57% of its cable subscribers and had nearly 4,100 dial-up Internet customers.

      In addition, the Company now has the capability of providing digital services to substantially all of its basic subscribers. With these digital services, the Company can provide tiers of niche satellite programming and pay-per-view movies, sporting events and concerts, thus, allowing it to better compete with DBS services. As of March 31, 2002, the Company had its digital services in approximately 9,400 of its basic subscriber's homes.

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

     Significant Leverage. At March 31, 2002, the Company's debt was
$116.0 million, its total assets were $48.4 million and its partners' deficit was $75.0 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. The Company has additional borrowing capacity under its current line of credit of only $2 million.

     Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations must be committed to the payment of its interest expense and is not available for other purposes; (b) the Company's ability to obtain additional financing in the future may be limited; and (c) the Company is more highly leveraged than many other cable television companies and other competitors.

     The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or raise additional capital, if necessary. In an effort to mitigate the possibility that the Company will be unable to satisfy its future interest payment obligations, the Company plans to limit its capital spending in the foreseeable future. There can be no assurance that the Company's mitigation efforts will be successful or that the Company will be able to renew or refinance borrowings or raise additional equity capital if its future operating results fall short of expectations.

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

       Cash Flows used in Operating Activities. Net cash used in operating activities was $2.9 million for the three months ended March 31, 2002 as compared to $2.5 million for the three months ended March 31, 2001.

       Cash Flows used in Investing Activities. Net cash used in investing activities decreased by $1.4 million from $2.5 million for the three months ended March 31, 2001 to $1.1 million for the three months ended March 31, 2002. This decrease is a result of a reduction in the number of rebuilds / upgrades that the Company is in the process of completing as well as reduced costs associated with Internet and digital service launches, the majority of which were completed by the end of 2001.

       Cash Flows from Financing Activities. Cash flows from financing activities for the three months ended March 31, 2001 were $4.7 million and included $2.5 million of principal payments on the Company's credit facility, $18 million of proceeds from debt borrowings on the Company's credit facility, $1.1 million of costs associated with amending and restating the Company's credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4% Senior Notes discussed below. Cash flows from financing activities for the three months ended March 31, 2002 amounted to $4.5 million of proceeds from debt borrowings on the Company's credit facility.

      Balance Sheet. Cash increased by $500,000 from $600,000 at December 31, 2001 to $1.1 million at March 31, 2002 primarily as a result of the decrease in the Company's capital spending discussed above. Property & Equipment increased by $1.1 million during the first quarter of 2002 primarily due to capital spending made as a part of the Company's 750 MHz upgrade of its entire Tennessee System as well as equipment costs associated with Internet and digital installations.

      Total debt increased from $111.5 million at December 31, 2001 to $116.0 million at March 31, 2002. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of March 31, 2002, $28 million of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Notes, and (iv) to finance capital improvements.

      The Notes. The Company has outstanding an aggregate principal amount of $88 million of its 10-3/4% Series B Senior Notes due 2004. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in cash arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

      There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

       The Credit Facility. The Company has a $30 million Credit Facility with various independent lenders which matures on March 2, 2004. As of March 31, 2002, $28 million of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The remaining credit available may be used, among other things, to (i) provide for working capital and general partnership purposes, (ii) make acquisitions of cable television systems, (iii) pay future installments of interest on the Company's Notes, and (iv) to finance capital improvements.

       The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.40 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year. At March 31, 2002 the Company was in compliance with all of the above covenants.

      At March 31, 2002 the Company's total debt was $116 million, comprised of $28 million borrowed under its secured credit facility and $88 million due under its Notes. As a result of this substantial debt, a significant portion of the Company's cash flow from operations must be used to pay interest expense. The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or raise additional capital, if necessary. In an effort to mitigate the possibility that the Company will be unable to satisfy its future interest payment obligations, the Company plans to limit its capital spending in the foreseeable future. There can be no assurance that the Company's mitigation efforts will be successful or that the Company will be able to renew or refinance borrowings or raise additional equity capital if its future operating results fall short of expectations.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:


                                                For the Three Months ended March 31,
                                                       2002                 2001
                                                       ----                 ----
                                                Amount        %      Amount        %
                                                ------        -      ------        -
                                                     (Dollars in thousands)

Revenues                                       $10,458      100.0%  $ 9,881      100.0%
System operating expenses                        6,651       63.6     5,966       60.4
Non-System operating expenses                      610        5.8       546        5.5
Depreciation and amortization                    2,113       20.2     2,285       23.1
                                               -------      -----   -------        ---
Operating income                                 1,084       10.4     1,084       11.0
Interest expense, net                            3,266       31.2     2,898       29.3
Other expenses                                       0        0.0        17        0.2
                                               -------      -----   -------        ---
Loss before extraordinary item                  (2,182)     (20.8)   (1,831)     (18.5)
Extraordinary gain on extinguishment of debt         0        0.0     1,925       19.5
                                               -------      -----   -------        ---
Net (loss) income                              $(2,182)     (20.8)% $    94        1.0%
                                               =======      =====   =======        ===
EBITDA (1)                                     $ 3,197       30.6%  $ 3,369       34.1%




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

THREE MONTHS ENDED MARCH 31, 2002 COMPARED TO THREE MONTHS ENDED MARCH 31, 2001

      Revenues. Revenues for the three months ended March 31, 2002 increased by $600,000, or 5.8%, to $10.5 million from $9.9 million for the three months ended March 31, 2001. This increase is primarily the result of an increase in the Company's Internet revenues of $290,000, an increase in the Company's digital revenues of $140,000 and an increase in the Company's basic revenues, discussed below, from 2001 to 2002. Basic revenues increased by $130,000, or 1.8%, to $7.7 million for the three months ended March 31, 2002, as compared to the same period in 2001, primarily as a result of rate increases the Company has taken since March 31, 2001. Average monthly total revenues per subscriber for the three months ending March 31, 2002 were $51.29, as compared to $47.29 for the same period last year. This increase is primarily the result of rate increases which the Company has implemented since March 1, 2001 as well as the increased Internet and digital revenues discussed above.

      Subscribers. At March 31, 2002 the Company had 68,105 subscribers which represents a decrease of 1,775, or 2.5%, from the 69,880 subscribers at March 31, 2001. Of this total decrease, the Company estimates that approximately 425 are attributable to overbuilds in its Lafayette, Alabama and Alachua,

Florida Systems by other franchised cable operators. The Company believes that the remaining decrease of approximately 1,350 subscribers is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

      At March 31, 2002 the Company had more than 7,000 high-speed Internet customers and approximately 4,100 dial-up Internet customers, for a total of approximately 11,100 Internet customers. This represents an increase of approximately 2,900 customers, or 35.9%, from the approximately 8,200 Internet customers at March 31, 2001. In addition, the Company's digital services were in approximately 9,400 of its basic subscribers homes at March 31, 2002 as compared to approximately 5,200 at March 31, 2001.

      System Operating Expenses. System operating expenses for the three months ended March 31, 2002 were $6.7 million, an increase of $700,000, or 11.5%, over the three months ended March 31, 2001. As a percentage of revenues, system operating expenses increased 3.2% from 60.4% in 2001 to 63.6% in 2002. The primary reasons for this increase are expenses associated with the Company's launches of digital services in many of its systems, group and general insurance rate increases, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

      Non-System Operating Expenses. Non-system operating expenses increased by $60,000, or 11.6%, from the three months ended March 31, 2001 to the three months ended March 31, 2002 as a result of increases in the management fees paid to the Company's general partner as well as an increase in legal fees.

      EBITDA. As a result of the foregoing, EBITDA decreased by $200,000, or 5.1%, from $3.4 million for the three months ended March 31, 2001 to $3.2 million for the three months ended March 31, 2002.

      Depreciation and Amortization. Depreciation and amortization decreased by $200,000, or 7.6%, from $2.3 million for the three months ended March 31, 2001 to $2.1 million for the three months ended March 31, 2002 primarily as a result of the decrease in the capital spending from 2001 to 2002 discussed in the "Liquidity and Capital Resources" section.

      Interest Expense, Net. Interest expense, net increased $400,000, or 12.7%, from $2.9 million for the three months ended March 31, 2001 to $3.3 million for the three months ended March 31, 2002. This increase was primarily the result of borrowings the Company had outstanding on its credit facility during the quarters ended March 31, 2001 and 2002. From January 1, 2001 to March 2, 2001 the Company had $2.5 million of borrowings outstanding at an interest rate of approximately 10% and from March 2, 2001 to March 31, 2001 the Company had $18 million of borrowings outstanding at an interest rate of 11.5%. During the quarter ended March 31, 2002 the Company had an average of approximately $26 million in borrowings outstanding at an interest rate of 11.5%. This increase in interest expense on the Company's credit facility was partially offset by a reduction in interest expense on the Company's Notes as a result of the $12 million (face value) in Notes that the Company repurchased on March 2, 2001.

      Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased by $350,000, or 19.2% from the three months ended March 31, 2001 to the three months ended March 31, 2002.

     Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment for the three months ended March 31, 2001 as follows:

        Face value of Notes purchased                               $12,000,000
        Purchase price of Notes                     9,720,000
        Unamortized value of costs associated
         with Notes                                   354,688
                                                  ------------
                Subtotal                                             10,074,688
                                                                    -----------
        Extraordinary gain on extinguishment of debt                $ 1,925,312
                                                                    ===========

     Net (loss) / income. As a result of the foregoing factors, the Company had a net loss of $2.2 million for the three months ended March 31, 2002 as compared to net income of $100,000 for the three months ended March 31, 2001.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

     On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually. SFAS No. 142 provides for a six month transition period, for goodwill only, to ascertain the amount of impairment, if any, that must be recognized. The Company does not expect to record an impairment loss on its goodwill after this transition period analysis. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of the statement. The Company adopted SFAS No. 142 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations. The amount of amortization in the first quarter of 2002 that has been eliminated under SFAS No. 142 is approximately $268,000. The table below represents the 2001 amounts had SFAS No. 142 been adopted in the first quarter of 2001.

                                                   Three Months
                                                      ended
                                                  March 31, 2001
                                                  --------------
Loss before extraordinary item                     $(1,363,908)
Net income                                             516,404

     In October 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." The new standard requires one model of accounting for long-lived assets to be disposed of, and broadens the definition of discontinued operations to include a component of a segment. The Company adopted SFAS No. 144 in the first quarter of 2002 and does not expect that it will have a material impact on its financial position and/or results of operations.

     At the November 2001 meeting of the Emerging Issues Task Force, the FASB staff announced their position regarding the classification of reimbursements for out-of-pocket expenses. The FASB staff believes that these reimbursements should be classified as revenue in the statements of operations. The staff announcement, which is codified in EITF Topic No. D-103, is effective for fiscal years beginning after December 15, 2001 and will require comparative financial statements for prior periods to be reclassified. The Company does not expect the adoption of this announcement, which occurred in the first quarter of 2002, to have a significant impact on its financial position and/or results of operations.

Item 3. - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The Company did not hold, either during the three months ended March 31, 2002 and 2001, or at March 31, 2002 and December 31, 2001, any market risk sensitive instruments. The Company has outstanding $88 million of its 10-3/4% Series B Senior Notes with a fixed interest rate of 10.75%. In addition, the Company has borrowings outstanding against its credit facility of $28 million with a fixed interest rate of 11.5%.

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

       In addition, on September 12, 2000 and May 25, 2001, APC appealed the decisions discussed above to the U.S. Court of Appeals for the Eleventh Circuit, which consolidated the appeals and has agreed to hear the case. Both parties submitted full briefs and, on October 31, 2001, presented their oral arguments before the court. A final decision from the court is expected later this year.

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

       On October 31, 2001, Echostar Satellite Corporation ("ESC") filed a suit against the Company in U.S. District Court for the District of Colorado, alleging, among other things, unfair trade practices, and violations of the Federal Communications Act of 1934 and the Digital Millennium Copyright Act.

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

Item 4.  Submission of Matters to a Vote of Security Holders

      There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the first quarter of 2002.

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


                                         JAMES CABLE PARTNERS, L.P.

                                         By:  James Communications Partners
                                         General Partner

                                         By:  Jamesco, Inc.
                                         Partner

Date:  May 14, 2002                      By:  /s/  William R. James
                                              ---------------------------------
                                                  William R. James
                                                  President

                                         By:  James Communications Partners
                                         General Partner

                                         By:  DKS Holdings, Inc.
                                         Partner

Date:  May 14, 2002                      By:  /s/ Daniel K. Shoemaker
                                              -------------------------------
                                                  Daniel K. Shoemaker
                                                  President (Principal financial
                                                  officer and chief accounting officer)



                                         JAMES CABLE FINANCE CORP.


Date:  May 14, 2002                      By:  /s/ William R. James
                                              ---------------------------------
                                                  William R. James
                                                  President

Date:  May 14, 2002                      By:  /s/ Daniel K. Shoemaker
                                              -------------------------------
                                                  Daniel K. Shoemaker
                                                  Treasurer (Principal financial
                                                  officer and chief accounting officer)