Form 10-Q
period 2002-06-30
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2002-08-14
CIK 926285, 926283

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                (Mark One)


            [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended June 30, 2002

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

(State or Other Jurisdiction of Incorporation or            (I.R.S. Employer
        Organization of each Registrant)                   Identification Nos.)

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

Number of shares of common stock of James Cable Finance Corp. outstanding as of August 14, 2002: 1,000.

* James Cable Finance Corp. meets the conditions set forth in General Instruction H(1)(a) and (b) to the Form 10-Q and is therefore filing with the reduced disclosure format.

                                TABLE OF CONTENTS


                                                                        PAGE NO.
PART I.  FINANCIAL INFORMATION

    Forward-Looking Statements                                             3

    Item 1.     Consolidated Financial Statements of James Cable
                Partners, L.P. and Subsidiary                               5

                Notes to Consolidated Financial Statements                  9

                Balance Sheets of James Cable Finance Corp.                13

                Notes to Balance Sheets                                    14

    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                        15

    Item 3.     Quantitative and Qualitative Disclosures About
                Market Risk                                                25

PART II. OTHER INFORMATION

    Item 1.     Legal Proceedings                                          25

    Item 4.     Submission of Matters to a Vote of Security Holders        26

    Item 6.     Exhibits and Reports on Form 8-K                           27

                           FORWARD-LOOKING STATEMENTS

       This quarterly report on Form 10-Q includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this quarterly report on Form 10-Q, including without limitation the statements in this quarterly report on Form 10-Q under "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation" and other statements located elsewhere herein regarding our subscribers, operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

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

       Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to be correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations, are disclosed in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K. See, e.g., (1) "Part I--Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in this quarterly report on Form 10-Q, and (2) "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors" in our most recent annual report on Form 10-K. Important factors that could cause actual results to differ materially from those in our forward-looking statements include, but are not limited to, the risk factors described herein and in our most recent annual report on Form 10-K and the following:

       - our potential need for additional capital or to refinance our existing indebtedness;
       - changes or advances in technology;
       - competition in the industry and markets in which we operate;
       - our anticipation of future losses;
       - unforeseen delays, cost overruns and expenses;
       - potential fluctuations in our subscriber base and in the demand for our services;
       - our ability to manage and control costs and expenditures that impact our results of operations, financial condition and liquidity;
       - our ability to attract and retain skilled personnel;
       - rate regulation and changes in government regulation and our cable franchises; and
       - general economic and business conditions.

       Our forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. All written and oral forward-looking statements attributable to us or persons acting on our behalf are expressly qualified in their entirety by our cautionary statements and risk factors in this quarterly report on Form 10-Q and in our most recent annual report on Form 10-K.

PART I.     FINANCIAL INFORMATION

ITEM 1.       Financial Statements

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS


                                                                             June 30,                 December 31,
                                                                              2002                        2001
                                                                           ------------               ------------
                                                                           (Unaudited)
                                     ASSETS

Cash & Cash Equivalents                                                    $  3,007,073               $    567,404
Accounts Receivable - Subscribers (Net of allowance for
      doubtful accounts of $64,477 in 2002 and $15,852 in 2001)               4,150,865                  4,024,248
Prepaid Expenses & Other                                                        273,893                    549,900
Property & Equipment:
      Cable television distribution systems and equipment                   106,001,529                104,257,833
      Land and land improvements                                                333,958                    333,958
      Buildings and improvements                                              1,053,242                  1,053,242
      Office furniture & fixtures                                             4,549,932                  4,549,932
      Vehicles                                                                5,083,292                  5,083,292
                                                                           ------------               ------------
           Total                                                            117,021,953                115,278,257
      Less accumulated depreciation                                         (90,137,425)               (85,999,799)
                                                                           ------------               ------------
           Total                                                             26,884,528                 29,278,458
Deferred Financing Costs (Net of accumulated amortization of
      $2,840,368 in 2002 and $2,407,372 in 2001)                              1,670,132                  2,094,469
Goodwill and Other Indefinite Lived Intangible Assets                        11,864,385                 11,864,385
Other Intangible Assets, Net                                                    490,572                    614,892
Deposits                                                                         64,080                     65,260
                                                                           ------------               ------------

Total Assets                                                               $ 48,405,528               $ 49,059,016
                                                                           ============               ============

                        LIABILITIES & PARTNERS' DEFICIT

Liabilities:
      Debt                                                                 $116,000,000               $111,500,000
      Accounts payable                                                            9,863                    701,812
      Accrued expenses                                                        2,589,901                  2,739,611
      Accrued interest on debt                                                3,547,499                  3,547,499
      Unearned revenue                                                        3,500,561                  3,411,759
      Subscriber deposits                                                        16,790                     17,703
                                                                           ------------               ------------
           Total                                                            125,664,614                121,918,384
Commitments and Contingencies (Note 2)
Partners' Deficit:
      Limited partners                                                      (70,955,098)               (66,597,103)
      General partner                                                        (6,303,988)                (6,262,265)
                                                                           ------------               ------------
           Total                                                            (77,259,086)               (72,859,368)
                                                                           ------------               ------------

Total Liabilities & Partners' Deficit                                      $ 48,405,528               $ 49,059,016
                                                                           ============               ============




                See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                   For the Three       For the Three         For the Six          For the Six
                                                    Months Ended        Months Ended         Months Ended         Months Ended
                                                      June 30,            June 30,             June 30,             June 30,
                                                        2002                2001                 2002                 2001
                                                  -----------------   -----------------    -----------------    -----------------
                                                                                    (Unaudited)
Revenues                                          $     10,755,860    $      9,949,724     $     21,213,750     $     19,831,102
System Operating Expenses (Excluding
      Depreciation and Amortization)                     6,785,980           6,155,784           13,437,288           12,121,878
Non-System Operating Expenses:
      Management fee                                       525,000             457,492              985,000              883,487
      Other                                                178,250             110,895              328,015              231,049
                                                  -----------------   -----------------    -----------------    -----------------
      Total non-system operating
           expenses                                        703,250             568,387            1,313,015            1,114,536
Depreciation and Amortization                            2,149,396           2,392,842            4,261,946            4,678,055
                                                  -----------------   -----------------    -----------------    -----------------
Operating Income                                         1,117,234             832,711            2,201,501            1,916,633
Interest and Other:
      Interest expense                                  (3,341,904)         (3,035,120)          (6,610,352)          (5,945,034)
      Interest income                                        7,263               9,959                9,133               21,509
      Other                                                      0                   0                    0              (16,900)
                                                  -----------------   -----------------    -----------------    -----------------
           Total interest and other                     (3,334,641)         (3,025,161)          (6,601,219)          (5,940,425)
                                                  -----------------   -----------------    -----------------    -----------------

Loss before extraordinary item                          (2,217,407)         (2,192,450)          (4,399,718)          (4,023,792)

Extraordinary gain due to extinguishment
      of debt (Note 3)                                           0                   0                    0            1,925,312
                                                  -----------------   -----------------    -----------------    -----------------

Net loss                                          $     (2,217,407)   $     (2,192,450)    $     (4,399,718)    $     (2,098,480)
                                                  =================   =================    =================    =================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                          Limited               General
                                                         Partners               Partner                Total
                                                     ------------------    ------------------    ------------------
Balance, December 31, 2001                           $     (66,597,103)    $      (6,262,265)    $     (72,859,368)
      Net loss (unaudited)                                  (4,357,995)              (41,723)           (4,399,718)
                                                     ------------------    ------------------    ------------------

Balance, June 30, 2002 (unaudited)                   $     (70,955,098)    $      (6,303,988)    $     (77,259,086)
                                                     ==================    ==================    ==================


                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                         For the Six          For the Six
                                                                         Months Ended         Months Ended
                                                                           June 30,             June 30,
                                                                             2002                 2001
                                                                       -----------------    -----------------
                                                                                     (Unaudited)
Cash Flows (used in) from Operating Activities:
      Net loss                                                         $     (4,399,718)   $      (2,098,480)
      Adjustments to reconcile net loss to cash flows
           (used in) from operating activities:
           Depreciation                                                       4,137,626            3,656,825
           Amortization                                                         124,320            1,021,230
           Noncash interest expense                                             432,996              383,064
           Extraordinary gain on extinguishment of debt                               0           (1,925,312)
      (Increase) Decrease in assets:
           Accounts receivable                                                 (126,617)            (111,010)
           Prepaid expenses                                                     276,007             (225,562)
           Deposits                                                               1,180              (51,149)
      (Decrease) Increase in liabilities:
           Accounts payable                                                    (691,949)             (14,305)
           Accrued expenses                                                    (149,710)             (84,560)
           Accrued interest on debt                                                   0             (430,000)
           Unearned revenue                                                      88,802               87,940
           Subscriber deposits                                                     (913)                (956)
                                                                       ----------------     ----------------
                Total adjustments                                             4,091,742            2,306,205
                                                                       ----------------     ----------------
                Cash flows (used in) from operating activities                 (307,976)             207,725
Cash Flows used in Investing Activities:
      Additions to property and equipment                                    (1,743,695)          (5,069,440)
                                                                       ----------------     ----------------
                Cash flows used in investing activities                      (1,743,695)          (5,069,440)
Cash Flows from Financing Activities:
      Principal payments on credit facility                                           0           (2,500,000)
      Proceeds from credit facility borrowings                                4,500,000           18,000,000
      Costs associated with credit facility amendment                            (8,660)          (1,077,842)
      Purchase 10-3/4% Senior Notes                                                   0           (9,720,000)
                                                                       ----------------     ----------------
                Cash flows from financing activities                          4,491,340            4,702,158
                                                                       ----------------     ----------------
Net Increase (Decrease) in Cash and Cash Equivalents                          2,439,669             (159,557)
Cash and Cash Equivalents, Beginning of Period                                  567,404            1,098,890
                                                                       ----------------     ----------------
Cash and Cash Equivalents, End of Period                               $      3,007,073     $        939,333
                                                                       ================     ================


Supplemental Disclosure of Cash Flow Information -
      Cash paid for interest during the period
     (net of amounts capitalized and amounts paid on
      Company owned Senior Notes)                                      $      6,177,356     $      6,051,939
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

        UNAUDITED INTERIM STATEMENTS - The accompanying interim financial statements and related notes are unaudited, and reflect all adjustments (consisting only of normal recurring adjustments) which, in the opinion of management, are necessary for a fair presentation of the financial position and results of operations of the Company for the interim periods. The December 31, 2001 balance sheet data is derived from audited financial statements, but the notes do not include all disclosures required for audited statements by generally accepted accounting principles. These interim financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001 included in the Company's 2001 Form 10-K filed with the Securities and Exchange Commission. The results for interim periods are not necessarily indicative of the results for a full year. See "Item
2. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

        IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES -- On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

        The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consists of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle.

        The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

(in thousands)                                   June 30, 2002                          December 31,2001
                                       Gross        Accum.       Carrying         Gross        Accum.      Carrying
                                       Value        Amort.        Value           Value        Amort.       Value
                                      -------      -------       -------         -------      -------      -------
Indefinite-lived intangibles:
   Goodwill                            $7,457         $567        $6,890          $7,457         $567       $6,890
   Franchise operating rights          16,656       11,682         4,974          16,656       11,682        4,974
                                      -------      -------       -------         -------      -------      -------
Totals                                $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                      =======      =======       =======         =======      =======      =======
Other intangible assets:
   Subscriber lists and non-
      compete agreements               $1,243         $752          $491          $1,243         $628         $615
                                      =======      =======       =======         =======      =======      =======

        Amortization expense on the other intangible assets for the six months ended June 30, 2002 was $124,320 and is expected to be $246,000, $110,000 and $11,000 in 2003, 2004 and 2005, respectively.

        Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 net loss includes amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the six months ended June 30, 2002 and 2001.

                                                    Six Months         Six Months
                                                       Ended              Ended
                                                   June 30, 2002      June 30, 2001
                                                   -------------      -------------
Loss before extraordinary item                      ($4,399,718)       ($4,023,792)
Extraordinary gain due to debt extinguishment                            1,925,312
                                                    -----------        -----------
Reported net loss                                    (4,399,718)        (2,098,480)
Add back:
   Amortization of goodwill                                                 93,221
   Amortization of franchise operating rights                              803,689
                                                    -----------        -----------
Adjusted net loss                                   ($4,399,718)       ($1,201,570)
                                                    ===========        ===========

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

        The Company, in addition to providing cable television services, also provides Internet access services, both dial-up and high-speed, to a portion of its subscriber base. Following efforts to regulate certain areas of cable provided Internet service, there have been several inconsistent judicial decisions regarding the proper regulatory treatment. In addition, the FCC recently ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification should, at least initially, leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulation. However, numerous Internet service providers, LFA's and telecommunications providers have appealed the FCC's determination to the U.S. Court of Appeals for the Ninth Circuit. The FCC also initiated a rulemaking to determine what power, if any, LFA's have over cable modem service as an information service, including forced access (i.e. mandatory access by unaffiliated third parties to cable networks for high-speed Internet service), franchising and franchise fee obligations, and customer service.

        In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. The parties have submitted full briefs and have presented their oral arguments before the court. A ruling from the court is expected later this year.

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

(3)  DEBT

        At June 30, 2002, the Company's debt was $116.0 million, its total assets were $48.4 million and its partners' deficit was $77.3 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. On August 12, 2002, the Company borrowed the remaining $2 million of credit available under its secured credit facility and used that money, together with other funds of the Company, to pay the interest due on its Notes.

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

        The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or raise additional capital. In an effort to mitigate the possibility that the Company will be unable to satisfy its future interest payment obligations, the Company plans to limit its capital spending in the foreseeable future. There can be no assurance that the Company's mitigation efforts will be successful or that the Company will be able to renew or refinance borrowings or raise additional equity capital if its future operating results fall short of expectations.

        During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its Notes. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of August 12, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders. The credit facility matures on March 2, 2004 and is guaranteed by James Cable Finance Corp. Interest accrues on amounts borrowed under the credit facility at a fixed rate of 11.5%, and is payable quarterly in arrears. The debt, at June 30, 2002, is comprised of:


10-3/4% Senior B Senior Notes due 2004                         $88,000,000
Credit facility                                                 28,000,000
                                                              ------------
Total debt                                                    $116,000,000
                                                              ============

        As discussed above, the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain on the extinguishment of debt as follows:

Face value of Notes purchased                                  $12,000,000
Purchase price of Notes                        9,720,000
Unamortized value of costs associated
   with Notes                                    354,688
                                              ----------
              Subtotal                                          10,074,688
                                                               -----------
Extraordinary gain on extinguishment of debt                    $1,925,312
                                                               ===========

                            JAMES CABLE FINANCE CORP.
           (A WHOLLY OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P.,
                        A DELAWARE LIMITED PARTNERSHIP)

                                 BALANCE SHEETS


                                                                             June 30,         December 31,
                                                                               2002               2001
                                                                           ------------       ------------
                                                                           (Unaudited)
                                             ASSETS
Cash and cash equivalents                                                     $1,000            $1,000
                                                                              ======            ======

                                      SHAREHOLDER'S EQUITY
Shareholder's equity - Common stock (1,000 shares issued and outstanding)     $1,000            $1,000
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

(2)   STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

        Since there were no operations in the Finance Corp. from the date of inception through June 30, 2002, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

PART I.  FINANCIAL INFORMATION

Item 2. - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion of the financial condition and results of operations of the Company contains certain forward-looking statements relating to anticipated future financial conditions and operating results of the Company and its current business plans. In the future, the financial condition and operating results of the Company could differ materially from those discussed herein and its current business plans could be altered in response to market conditions and other factors beyond the Company's control. Important factors that could cause or contribute to such differences or changes include those discussed in this Quarterly Report on Form 10-Q under "Forward-Looking Statements" and under "Item 2. Management's Discussion and Results of Operations -- Risk Factors" and in the Company's Annual Report on
Form 10-K for the fiscal year ended December 31, 2001 under "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations."

OVERVIEW

        Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees for high-speed and dial-up Internet access and digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence cable service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At June 30, 2002, the Company had 66,548 basic subscribers and 25,183 premium subscriptions, representing basic penetration of 51.2% and premium penetration of 37.8% as compared to December 31, 2001 at which time the Company had 68,492 basic subscribers and 27,243 premium subscriptions which represented basic penetration of 52.7% and premium penetration of 39.8%.

        As of June 30, 2002 the Company had the capability to provide its high-speed Internet service to more than 50% of its cable subscribers and had more than 7,300 high-speed Internet customers. In addition, the Company was offering its dial-up Internet service to over 57% of its cable subscribers and had nearly 4,000 dial-up Internet customers.

        In addition, the Company now has the capability of providing digital services to substantially all of its basic subscribers. With these digital services, the Company can provide tiers of niche satellite programming and pay-per-view movies, sporting events and concerts, thus, allowing it to better compete with direct broadcast satellite ("DBS") services. As of June 30, 2002, the Company had its digital services in approximately 9,200 of its basic subscribers' homes.

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

        Significant Leverage. At June 30, 2002, the Company's debt was $116.0 million, its total assets were $48.4 million and its partners' deficit was $77.3 million. At December 31, 2001, the Company's debt was $111.5 million, its total assets were $49.1 million and its partners' deficit was $72.9 million. On August 12, 2002, the Company borrowed the remaining $2 million of credit available under its secured credit facility and used that money, together with other funds of the Company, to pay the interest due on its Notes.

        Due to the Company's high degree of leverage: (a) a substantial portion of its cash flow from operations must be committed to the payment of its interest expense and is not available for other purposes; (b) the Company's ability to obtain additional financing in the future may be limited; and (c) the Company is more highly leveraged than many other cable television companies and other competitors. See "Risk Factors" below.

        The ability of the Company to satisfy its obligations going forward will be primarily dependent on its future financial and operating performance or upon its ability to renew or refinance borrowings or raise additional capital, if necessary. There can be no assurance that the Company's future financial and operating performance will be sufficient to satisfy those requirements and there can be no assurance that the Company will be able to renew or refinance its existing indebtedness or raise additional equity in the event that its future financial and operating performance is insufficient. See "Risk Factors" below.

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

        Although the Company has generated positive EBITDA since its inception, the Company has incurred significant net losses. During the six month period ended June 30, 2002 the Company incurred a net loss of approximately $4.4 million and it expects to incur a net loss for calendar year 2002.

        As of June 30, 2002, the Company's total debt outstanding was $116 million, comprised of $28 million borrowed under its secured credit facility and $88 million due under its Notes. On August 12, 2002, the Company borrowed the remaining $2 million of credit available under its secured credit facility and used that money, together with other funds of the Company, to pay the interest due on its Notes.

        Under the terms of the indenture governing the Company's Notes, the maximum amount of secured indebtedness that the Company is allowed to incur is generally limited to the $30 million borrowed by the Company pursuant to its secured credit facility. Because the Company has borrowed the maximum amount permitted under its secured credit facility and, since there is no availability of future borrowings under that credit facility, absent (1) an amendment to the indenture permitting the Company to incur additional secured indebtedness and
(2) any refinancing or additional equity, the Company's liquidity will be determined solely by its future financial and operating performance. (Generally, an amendment to the indenture to permit the Company to incur additional secured indebtedness would require, among other things, the written consent of the holders of not less than a majority in aggregate principal amount of the outstanding Notes.)

         In an effort to maintain its financial and operating performance at a level that will enable it to generate cash sufficient to meet its debt service and working capital requirements in the near term and through the maturity date of the Notes, the Company has reduced its capital expenditures, has undertaken marketing efforts to maintain its subscriber base and revenues, and has attempted to reduce and monitor its expenses. The Company is also exploring (1) amending the indenture to permit it to incur additional secured indebtedness,
(2) renewing or refinancing its existing indebtedness, and (3) raising additional equity. However, there can be no assurance that the Company's future financial and operating performance will be sufficient to satisfy its debt service and working capital requirements and there can be no assurance that it will be able to amend the indenture, or to renew or refinance its existing indebtedness or raise additional equity, in the event that its future financial and operating performance is insufficient. See "Risk Factors" below.


        Cash Flows (used in) from Operating Activities. Net cash used in operating activities was $300,000 for the six months ended June 30, 2002 as compared to net cash from operating activities of $200,000 for the six months ended June 30, 2001.

        Cash Flows used in Investing Activities. Net cash used in investing activities decreased by $3.4 million from $5.1 million for the six months ended June 30, 2001 to $1.7 million for the six months ended June 30, 2002. This decrease is a result of a reduction in the number of rebuilds / upgrades that the Company is in the process of completing as well as reduced costs associated with Internet and digital service launches, the majority of which were completed by the end of 2001.

        Cash Flows from Financing Activities. Cash flows from financing activities for the six months ended June 30, 2001 were $4.7 million and included $2.5 million of principal payments on the Company's credit facility, $18 million of proceeds from debt borrowings on the Company's credit facility, $1.1 million of costs associated with amending and restating the Company's credit facility and $9.7 million used to repurchase $12 million face value of the 10-3/4%
Senior Notes discussed below. Cash flows from financing activities for the six months ended June 30, 2002 amounted to $4.5 million of proceeds from debt borrowings on the Company's credit facility.

        Balance Sheet. Cash increased by $2.4 million from $600,000 at December 31, 2001 to $3.0 million at June 30, 2002 primarily as a result of the decrease in the Company's capital spending discussed above. Property & Equipment increased by $1.7 million during the first six months of 2002 primarily due to capital spending made as a part of the Company's 750 MHz upgrade of its entire Tennessee System as well as equipment costs associated with Internet and digital installations.

        Total debt increased from $111.5 million at December 31, 2001 to $116.0 million at June 30, 2002. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its 10-3/4% Series B Senior Notes due 2004 (the "Notes"). As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. As of August 12, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

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

        The Credit Facility. The Company has a $30 million Credit Facility with various independent lenders which matures on March 2, 2004. As of August 12, 2002, all of the available credit had been drawn down to, among other things, pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

        The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.25 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.40 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year. At June 30, 2002 the Company was in compliance with all of the above covenants.

RESULTS OF OPERATIONS

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                      For the Three Months ended June 30,
                                         2002                     2001
                                         ----                     ----
                                 Amount          %        Amount          %
                                 ------         ---       ------         ---
                                            (Dollars in thousands)

Revenues                        $ 10,756       100.0%    $  9,950       100.0%
System operating expenses          6,786        63.1        6,156        61.9
Non-System operating expenses        703         6.5          568         5.7
Depreciation and amortization      2,150        19.9        2,393        24.0
                                --------      ------     --------      ------
Operating income                   1,117        10.5          833         8.4
Interest expense, net              3,334        31.0        3,025        30.4
Other expenses                         0         0.0            0         0.0
                                --------      ------     --------      ------
Net loss                        $ (2,217)      (20.5)%   $ (2,192)      (22.0)%
                                ========      ======     ========      ======

EBITDA (1)                      $  3,267        30.4%    $  3,226        32.4%

                                      For the Six Months ended June 30,
                                         2002                     2001
                                         ----                     ----
                                 Amount          %        Amount          %
                                 ------         ---       ------         ---
                                            (Dollars in thousands)

Revenues                        $ 21,214       100.0 %   $ 19,831       100.0%
System operating expenses         13,437        63.3       12,122        61.1
Non-System operating expenses      1,313         6.2        1,114         5.6
Depreciation and amortization      4,262        20.1        4,678        23.6
                                --------      ------     --------      ------
Operating income                   2,202        10.4        1,917         9.7
Interest expense, net              6,602        31.1        5,923        29.9
Other expenses                         0         0.0           17         0.1
                                --------      ------     --------      ------
Loss before extraordinary item    (4,400)      (20.7)      (4,023)      (20.3)
Extraordinary gain due to
   extinguishment of debt              0         0.0        1,925         9.7
                                --------      ------     --------      ------
Net loss                        $ (4,400)      (20.7)%   $ (2,098)      (10.6)%
                                ========      ======     ========      ======

EBITDA (1)                      $  6,464        30.5%    $  6,595        33.3%


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

THREE MONTHS ENDED JUNE 30, 2002 COMPARED TO THREE MONTHS ENDED JUNE 30, 2001

        Revenues. Revenues for the three months ended June 30, 2002 increased by $810,000, or 8.1%, to $10.8 million from $9.9 million for the three months ended June 30, 2001. This increase is primarily the result of an increase in the Company's Internet revenues of $310,000, an increase in the Company's basic revenues of $240,000, and an increase in the Company's digital services revenues of $200,000 from 2001 to 2002. Basic revenues increased 3.2% from $7.5 million for the three months ended June 30, 2001 to $7.8 million for the three months ended June 30, 2002. Average monthly total revenue per subscriber for the three months ended June 30, 2002 were $53.38, as compared to $47.98 for the same period last year. This revenue improvement is largely the result of increased rates charged to customers for cable, Internet and digital services, as well as increased penetration of Internet and digital services.

        Subscribers. At June 30, 2002 the Company had 66,548 subscribers which represents a decrease of 2,171, or 3.2%, from the 68,719 subscribers at June 30, 2001. The Company believes that this reduction in its subscriber base is a result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hard-line cable services. The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns. There can be no assurances that these efforts will be successful.

        At June 30, 2002 the Company had more than 7,300 high-speed Internet customers and approximately 4,000 dial-up Internet customers, for a total of approximately 11,300 Internet customers which represents an increase of approximately 2,400 customers, or 27%, since June 30, 2001. In addition, the Company's had approximately 9,200 digital service subscribers at June 30, 2002 which represents a 44% increase over the approximately 6,400 at June 30, 2001.

        System Operating Expenses. System operating expenses for the three months ended June 30, 2002 were $6.8 million, an increase of $630,000, or 10.2%, over the three months ended June 30, 2001. As a percentage of revenues, system operating expenses increased 1.2% from 61.9% in 2001 to 63.1% in 2002. The primary reasons for this increase are expenses associated with the Company's deployment of digital services in many of its Systems, group and general insurance rate increases, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

        Non-System Operating Expenses. Non-system operating expenses for the three months ended June 30, 2002 were $700,000, an increase of $130,000, or 23.7%, over the three months ended June 30, 2001. These expenses consist primarily of management costs paid to the Company's general partner as well as legal and professional fees.

        EBITDA. As a result of the foregoing, EBITDA increased from $3.2 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002.

        Depreciation and Amortization. Depreciation and amortization decreased by $240,000, or 10.2%, from the three months ended June 30, 2001 to the three months ended June 30, 2002 primarily as a result of the decrease in the capital spending from 2001 to 2002 discussed in the "Liquidity and Capital Resources" section as well as the reduction in goodwill and franchise amortization mandated by SFAS No. 142 (See " - Effects of New Accounting Pronouncements").

      Interest Expense, Net. Interest expense, net increased $310,000, or 10.2%, from $3.0 million for the three months ended June 30, 2001 to $3.3 million for the three months ended June 30, 2002. This increase was primarily the result of the amount of borrowings the Company had outstanding on its credit facility which accrues interest at a rate of 11.5%. During the three months ended June 30, 2001 the Company had $18 million of borrowings outstanding while during the three months ended June 30, 2002 it had $28 million of borrowings outstanding.

        Net Loss. As a result of the foregoing factors, the Company's net loss remained constant at $2.2 million for the three months ended June 30, 2001 and 2002.

SIX MONTHS ENDED JUNE 30, 2002 COMPARED TO SIX MONTHS ENDED JUNE 30, 2001

        Revenues. Revenues for the six months ended June 30, 2002 increased by $1.4 million, or 7.0%, to $21.2 million from $19.8 million for the six months ended June 30, 2001. This increase is primarily the result of an increase in the Company's Internet revenues of $600,000, an increase in the Company's basic revenues of $370,000, and an increase in the Company's digital services revenues of $340,000 from 2001 to 2002. Basic revenues increased by 2.5% to $15.4 million for the six months ended June 30, 2002, as compared to the same period in 2001. Average monthly total revenue per subscriber for the six months ending June 30, 2002 were $52.33, as compared to $47.64 for the same period last year. This revenue improvement is largely the result of increased rates charged to customers for cable, Internet and digital services, as well as increased penetration of Internet and digital services.

        System Operating Expenses. System operating expenses for the six months ended June 30, 2002 were $13.4 million, an increase of $1.3 million, or 10.9%, over the six months ended June 30, 2001. As a percentage of revenues, system operating expenses increased 2.2% from 61.1% in 2001 to 63.3% in 2002. The primary reasons for this increase are expenses associated with the Company's deployment of digital services in many of its Systems, group and general insurance rate increases, and cost increases associated with higher programming rates and new programming launched in conjunction with rate increases.

        Non-System Operating Expenses. Non-system operating expenses increased by $200,000, or 17.8%, from the six months ended June 30, 2001 to the six months ended June 30, 2002. These expenses consist primarily of management costs paid to the Company's general partner as well as legal and professional fees.

        EBITDA. As a result of the foregoing, EBITDA decreased by $130,000, or 2.0%, from $6.6 million for the six months ended June 30, 2001 to $6.5 million for the six months ended June 30, 2002.

        Depreciation and Amortization. Depreciation and amortization decreased by $420,000, or 8.9%, from $4.7 million for the six months ended June 30, 2001 to $4.3 million for the six months ended June 30, 2002 primarily as a result of the decrease in the capital spending from 2001 to 2002 discussed in the "Liquidity and Capital Resources" section as well as the reduction in goodwill and franchise amortization mandated by SFAS No. 142 (See "- Effects of New Accounting Pronouncements").

      Interest Expense, Net. Interest expense, net increased $680,000, or 11.4%, from $5.9 million for the six months ended June 30, 2001 to $6.6 million for the six months ended June 30, 2002. This increase was primarily the result of borrowings the Company had outstanding on its credit facility during the six months ended June 30, 2001 and 2002. From January 1, 2001 to March 2, 2001 the Company had $2.5 million of borrowings outstanding at an interest rate of approximately 10% and from March 3, 2001 to June 30, 2001 the Company had $18 million of borrowings outstanding at an interest rate of 11.5%. From January 1, 2002 to February 12, 2002 the Company had $23.5 million of borrowings outstanding and from February 13, 2002 to June 30, 2002 the Company had $28 million of borrowings outstanding all of which is at an interest rate of 11.5%. This increase in interest expense on the Company's credit facility was partially offset by a reduction in interest expense on the Company's Notes as a result of the $12 million (face value) in Notes that the Company repurchased on March 2, 2001.

        Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased by $380,000, or 9.3%, from the six months ended June 30, 2001 to the six months ended June 30, 2002.

        Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face amount) of its Notes from affiliates of its credit facility lenders. These Notes were purchased at a discount price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment for the six months ended June 30, 2001 as follows:

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
                                                                ===========

        Net loss. As a result of the foregoing factors, the Company had a net loss of $4.4 million for the six months ended June 30, 2002 as compared to $2.1 million for the six months ended June 30, 2001.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS

        On July 20, 2001, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually.

        The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consists of cable franchise operating rights. The Company will be required to test its goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 require the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. The Company has completed this assessment and determined that no cumulative effect results from adopting this change in accounting principle.

        The effect of the adoption of SFAS No. 142 as of June 30, 2002 and December 31, 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

(in thousands)                                   June 30, 2002                         December 31,2001
                                       Gross        Accum.       Carrying         Gross       Accum.       Carrying
                                       Value        Amort.        Value           Value       Amort.         Value
                                       -----        ------       --------         -----       ------       --------
Indefinite-lived intangibles:
   Goodwill                            $7,457         $567        $6,890          $7,457         $567       $6,890
   Franchise operating rights          16,656       11,682         4,974          16,656       11,682        4,974
                                      -------      -------       -------         -------      -------      -------
Totals                                $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                      =======      =======       =======         =======      =======      =======
Other intangible assets:
   Subscriber lists and non-
      compete agreements               $1,243         $752          $491          $1,243         $628         $615
                                      =======      =======       =======         =======      =======      =======

        Amortization expense on the other intangible assets for the six months ended June 30, 2002 was $124,320 and is expected to be $246,000, $110,000 and $11,000 in 2003, 2004 and 2005, respectively.

        Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 net loss includes amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the six months ended June 30, 2002 and 2001.

                                                  Six Months       Six Months
                                                     Ended           Ended
                                                 June 30, 2002    June 30, 2001
                                                 -------------    -------------

Loss before extraordinary item                    ($4,399,718)     ($4,023,792)
Extraordinary gain due to debt extinguishment                        1,925,312
                                                  -----------      -----------
Reported net loss                                  (4,399,718)      (2,098,480)
Add back:
   Amortization of goodwill                                             93,221
   Amortization of franchise operating rights                          803,689
                                                  -----------      -----------
Adjusted net loss                                 ($4,399,718)     ($1,201,570)
                                                  ===========      ===========

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

RISK FACTORS

WE HAVE A HISTORY OF LOSSES AND WE EXPECT THAT TREND TO CONTINUE.

        Although we have generated positive EBITDA since our inception, we have incurred significant net losses. During the six month period ended June 30, 2002 we incurred a net loss of approximately $4.4 million and we expect to incur a net loss for calendar year 2002.

WE ARE HIGHLY LEVERAGED AND HAVE SIGNIFICANT DEBT SERVICE REQUIREMENTS.

        As of June 30, 2002, our total debt outstanding was $116 million, comprised of $28 million borrowed under our secured credit facility and $88 million due under our Notes. On August 12, 2002, we borrowed the remaining $2 million of credit available under our secured credit facility and used that money, together with other funds of the Company, to pay the interest due on our Notes.

        Because of our substantial debt and our use of all of the credit available under our secured credit facility:

        - we must dedicate a substantial portion of any cash flow from our operations to the payment of interest on, and principal of, our debt;
        - we may not be able to obtain additional financing for currently unanticipated capital requirements, capital expenditures, working capital requirements and other corporate purposes;

        - we were required to lien substantially all of our assets and pledge the equity ownership of our subsidiary to secure our secured credit facility;
        - we may be more vulnerable to general adverse economic and industry conditions;
        - our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate is limited; and
        - we may be at a competitive disadvantage compared to our competitors that have less debt.

        Our ability to generate cash sufficient to meet our debt service and working capital requirements in the near term, and through the maturity date of the Notes, will be primarily dependent on our future financial and operating performance and upon our ability to renew or refinance our existing indebtedness or to raise additional equity. There can be no assurance that our future financial and operating performance will be sufficient to satisfy those requirements and there can be no assurance that we will be able to renew or refinance our existing indebtedness or raise additional equity in the event that our future financial and operating performance is insufficient.

WE HAVE DRAWN DOWN ALL OF THE FUNDS AVAILABLE UNDER OUR SECURED CREDIT FACILITY.

        Our secured credit facility provides for aggregate borrowings of $30.0 million, all of which was borrowed as of August 12, 2002. Under the terms of the indenture governing the Company's Notes, the maximum amount of secured indebtedness that the Company is allowed to incur is generally limited to the $30 million borrowed by the Company pursuant to its secured credit facility. Consequently, there is no availability of future borrowings under that facility. Because the Company has borrowed the maximum amount permitted under its secured credit facility and, absent (1) any amendment to the indenture permitting the Company to incur additional secured indebtedness and (2) any refinancing or additional equity, our liquidity will be determined solely by our future financial and operating performance. (Generally, an amendment to the indenture to permit the Company to incur additional secured indebtedness would require, among other things, the written consent of the holders of not less than a majority in aggregate principal amount of the outstanding Notes.)

        In an effort to maintain our financial and operating performance at a level that will enable us to generate cash sufficient to meet our debt service and working capital requirements in the near term and through the maturity date of the Notes, we have reduced our capital expenditures, have undertaken marketing efforts to maintain our subscriber base and revenues, and have attempted to reduce and monitor our expenses. The Company is also exploring (1) amending the indenture to permit it to incur additional secured indebtedness,
(2) renewing or refinancing its existing indebtedness, and (3) raising additional equity. However, there can be no assurance that our future financial and operating performance will be sufficient to satisfy our debt service and working capital requirements and there can be no assurance that we will be able to amend the indenture, or to renew or refinance our existing indebtedness or raise additional equity, in the event that our future financial and operating performance is insufficient.



MATERIAL RESTRICTIONS IN OUR DEBT INSTRUMENTS MAY MAKE IT DIFFICULT TO OBTAIN ADDITIONAL FINANCING OR REACT TO CHANGES IN OUR BUSINESS.

        Our secured credit facility, and the indenture governing our Notes, contain various covenants that limit our ability to engage in a variety of transactions. In addition, those instruments contain cross default provisions and impose additional material operating and financial restrictions on us. These restrictions, subject to certain exceptions, limit our ability to engage in some transactions, including:

        - declaring or paying dividends or distributions on, or redeeming or repurchasing, our securities;
        -  prepaying or redeeming debt;
        -  incurring liens and engaging in sale/leaseback transactions;
        -  making loans and investments;
        -  incurring indebtedness and contingent obligations;
        - amending or otherwise altering debt instruments and other material agreements;
        -  engaging in mergers, consolidations, acquisitions and asset sales;
        -  engaging in transactions with affiliates; and
        -  changing our lines of business.

        In addition, our senior secured credit facility requires us to maintain certain leverage ratios.

        These restrictions could impact our future financial and operating performance and limit our ability to renew or refinance our existing indebtedness or to raise additional equity, if necessary, or to react to changes in our business and the industry in which we operate. There can be no assurance that our future financial and operating performance will be sufficient to satisfy our debt service and working capital requirements and there can be no assurance that we will be able to renew or refinance our existing indebtedness or raise additional equity in the event that our future financial and operating performance is insufficient. Moreover, in the event that we are unable to satisfy our debt service and working capital requirements or comply with the above restrictions, our lenders could elect to declare all amounts outstanding to be immediately due and payable, together with accrued and unpaid interest, and to repossess our assets. Accelerated debt repayment would have a material adverse affect on our liquidity and capital resources.

Item 3. -- QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

        The Company did not hold, either during the six months ended June 30, 2002 and 2001, or at June 30, 2002 and December 31, 2001, any market risk sensitive instruments. At June 30, 2002, the Company had outstanding $88 million of its 10- 3/4% Series B Senior Notes with a fixed interest rate of 10.75% and had borrowings outstanding against its credit facility of $28 million with a fixed interest rate of 11.5%. On August 12, 2002, the Company borrowed the remaining $2 million of credit available under its secured credit facility and used that money, together with other funds of the Company, to pay the interest due on its Notes. See "Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors."

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

Item 4.  Submission of Matters to a Vote of Security Holders

        There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the second quarter of 2002.

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


                                      JAMES CABLE PARTNERS, L.P.

                                      By:  James Communications Partners
                                      General Partner

                                      By:  Jamesco, Inc.
                                      Partner

Date:  August 14, 2002                By:  /s/  William R. James
                                           ---------------------------------
                                           William R. James
                                           President

                                      By:  James Communications Partners
                                      General Partner

                                      By:  DKS Holdings, Inc.
                                      Partner

Date:  August 14, 2002                By:  /s/ Daniel K. Shoemaker
                                           -------------------------------
                                           Daniel K. Shoemaker
                                           President (Principal financial
                                           officer and chief accounting officer)


                                      JAMES CABLE FINANCE CORP.


Date:  August 14, 2002                By:  /s/ William R. James
                                           ---------------------------------
                                           William R. James
                                           President

Date:  August 14, 2002                By:  /s/ Daniel K. Shoemaker
                                           -------------------------------
                                           Daniel K. Shoemaker
                                           Treasurer (Principal financial
                                           officer and chief accounting officer)