Form 10-K
period 2002-12-31
JAMES CABLE PARTNERS LP /DE/; JAMES CABLE FINANCE CORP
filed 2003-03-28
CIK 926285, 926283

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

          For the fiscal year ended December 31, 2002

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

Indicate by check mark whether each of the registrants (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants' knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

Indicate by check mark whether the registrant in an accelerated filer (as defined in Exchange Act Rule 12b-2). / / Yes No /X/

The aggregate market value of the voting and non-voting common equity of James Cable Partners, L.P. held by non-affiliates of James Cable Partners, L.P. is estimated to be $0.

The aggregate market value of the voting and non-voting common equity of James Cable Finance Corp. held by non-affiliates of James Cable Finance Corp. is estimated to be $0.

The number of shares of James Cable Finance Corp. outstanding as of March 31, 2003 was 1,000.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None.

                                TABLE OF CONTENTS

                                                                                                           Page No.
                                                     PART I
         Forward Looking Statements...................................................................     3
         Item 1. Business.............................................................................     4
                             General..................................................................     4
                             Business Strategy........................................................     4
                             Industry Overview........................................................     5
                             The Systems..............................................................     7
                             Programming and Subscriber Rates.........................................     10
                             Internet Services........................................................     11
                             Customer Service and Marketing...........................................     12
                             Technical Overview.......................................................     12
                             Franchises...............................................................     13
                             Competition..............................................................     14
                             Legislation and Regulation...............................................     16
                             Insurance................................................................     20
                             Employees................................................................     20
         Item 2. Properties...........................................................................     20
         Item 3. Legal Proceedings....................................................................     20
         Item 4. Submission of Matters to a Vote of Security Holders..................................     21

                                                     PART II
         Item 5. Market for Registrant's Common Equity and Related Shareholder Matters................     21
         Item 6. Selected Financial Data..............................................................     21
         Item 7. Management's Discussion and Analysis of Financial Condition and
                      Results of Operations...........................................................     24
                            Overview..................................................................     24
                            Results of Operations.....................................................     25
                            Financial Condition, Liquidity and Capital Resources......................     27
                            Impact of Inflation and Changing Prices...................................     29
                            Critical Accounting Policies..............................................     29
                            Effects of New Accounting Pronouncements..................................     30
                            Risk Factors..............................................................     31
         Item 7A.    Quantitative and Qualitative Disclosures About Market Risk.......................     34
         Item 8. Financial Statements and Supplementary Data..........................................     34
         Item 9. Changes in and Disagreements with Accountants on
                      Accounting and Financial Disclosure.............................................     34

                                                     PART III
         Item 10.    Directors and Executive Officers.................................................     34
         Item 11.    Executive Compensation...........................................................     35
         Item 12.    Security Ownership of Certain Beneficial Owners and Management...................     36
         Item 13.    Certain Relationships and Related Transactions...................................     37
         Item 14.    Controls and Procedures..........................................................     37

                                                     PART IV
         Item 15.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.................     38

FORWARD LOOKING STATEMENTS

This annual report on Form 10-K includes forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the Securities
Act), and Section 21E of the Securities Exchange Act of 1934, as amended (the Exchange Act), which can be identified by the use of forward-looking terminology such as: "attempt," "goal," "foreseeable," "may," "might," "could," "would," "believe," "expect," "intend," "plan," "seek," "anticipate," "estimate," "project" or "continue" or the negative thereof or other variations thereon or comparable terminology. All statements other than statements of historical fact included in this annual report on Form 10-K, including without limitation the statements under "Part I--Item 1. Business" and "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and located elsewhere herein regarding our operations, results of operations, financial position, liquidity and capital resources are forward-looking statements. These forward-looking statements also include, but are not limited to:

     - estimates and expectations regarding our current and future operations and markets;
     - forecasts and expectations regarding our industry, operations, services and subscriber base;
     - statements regarding our current plans and goals for our cable systems; and
     - statements and projections regarding our anticipated revenues, expense levels, operating results, financial condition, liquidity, capital resources, and our ability to continue as a going concern.

Although we believe the expectations reflected in such forward-looking statements are reasonable, we can give no assurance such expectations will prove to have been correct. Important factors with respect to any such forward-looking statements, including certain risks and uncertainties that could cause actual results to differ materially from our expectations (Cautionary Statements), are disclosed in this annual report on Form 10-K, including, without limitation, in conjunction with the forward-looking statements included in this annual report on Form 10-K. See, e.g., "Part II--Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations--Risk Factors." Important factors that could cause actual results to differ materially from those in the forward-looking statements included herein include, but are not limited to:

     - whether we can successfully restructure our existing indebtedness (in bankruptcy or otherwise);
     -   changes or advances in technology;
     -   competition in the industry and markets in which we operate;
     - potential fluctuations in our subscriber base and costs that impact our results of operations, financial condition and liquidity;
     -   our ability to attract and retain skilled personnel;
     -   changes in government regulation and our cable franchises; and
     -   general economic and business conditions.

Due to the current financial condition and liquidity position of James Cable Partners, L.P. ("James") and James Cable Finance Corp., a wholly-owned subsidiary of James ("Finance Corp.," and together with James, the "Company"), the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its 10 3/4% Notes due August 15, 2004 (the "Notes"). Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the senior credit facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization. The Company is otherwise paying its day-to-day obligations.

The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a consensual restructuring of the Company's debt. In the event a consensual restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

In conjunction with the year end audit of the Company's financial statements, and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants have issued an audit opinion with respect to the Company's 2002 financial statements that includes an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured. The financial statements and other financial information of the Company included herein do not include any adjustments that might result from the outcome of such uncertainties.

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

PART I

ITEM 1.  BUSINESS

GENERAL:

James Cable Partners, L.P. owns, operates and develops cable television systems (the "Systems") serving rural communities in seven geographically and economically diverse clusters. The Company's Systems are operated under the name "CommuniComm Services" and are located in Oklahoma, Texas, Georgia, Louisiana, Colorado, Wyoming, Tennessee, Alabama and Florida. As of December 31, 2002, the Systems passed an estimated 130,000 homes and served 64,877 basic subscribers, representing a basic penetration of 49.9%. The Company's goal is to be the preferred provider of video services, and to become the single hardwire broadband provider of enhanced video services and advanced telecommunication services, in the markets that it serves. James' principal executive offices are located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

James is a Delaware limited partnership that was formed in January 1988 for the purpose of realizing capital appreciation through the ownership, control and operation of assets comprising cable television systems. Unless its term is extended as provided in its limited partnership agreement, James will be dissolved upon the earliest to occur of (i) December 31, 2005, (ii) a determination, by the General Partner, of James that James should be dissolved, with the approval of 51% of its Class A Limited Partner interests, (iii) the sale or disposition by James of substantially all of its assets, (iv) the consent of holders of 51% of its Class A Limited Partner interests (v) the removal of the General Partner pursuant to the terms of the Partnership Agreement, or (vi) the bankruptcy, insolvency, dissolution or withdrawal of the General Partner.

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

James Cable Finance Corp. is a wholly-owned subsidiary of James that was incorporated under the laws of the State of Michigan on June 19, 1997 for the purpose of serving as a co-issuer with James of the $100 million principal amount of Notes that the Company issued during the second-half of 1997. Finance Corp.'s only asset consists of $1,000 cash and there are substantial contractual restrictions on its activities. Finance Corp.'s principal executive office is located at 38710 Woodward Avenue, Suite 180, Bloomfield Hills, Michigan 48304, and its telephone number is (248) 647-1080.

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

The Company's business strategy has been to (i) selectively upgrade the Systems,
(ii) provide enhanced digital video, and (iii) deliver advanced telecommunications services, including Internet access. It has also attempted to maintain and improve system operating results by implementing management, operational and technical changes that are intended to improve operating efficiencies, enhance operating cash flow and reduce overhead through economies of scale. To this end, the Company has "clustered" its Systems in concentrated geographic areas, which allows fixed costs to be spread over an extended subscriber base. In an effort to further enhance its operational and financial performance, the Company may from time to time consider opportunities to acquire or exchange its assets for cable television systems located near its existing markets.

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

      As of December 31, 2002, the Company had completed the 750 MHz upgrades to cable plant serving approximately 37% of its basic subscribers and has also supplemented a portion of its 450 MHz cable plant with fiber to approximately 11% of its subscribers. This gives the Company the ability to provide advanced telecommunications services to nearly one-half of its basic subscriber base.

      The Company is continually in the process of identifying other areas within its Systems which can be upgraded to allow for the introduction of advanced telecommunications services. However, the Company will only proceed with upgrades which it believes are economically feasible after carefully weighing the anticipated revenues against the costs of completing the upgrade.

- Provide Enhanced Digital Video. The Company, in order to provide enhanced digital video, launched Headend In The Sky(R) ("HITS"), a digital compression service developed by National Digital Television Center, Inc., a subsidiary of AT&T. HITS is currently available to approximately 56% of the Company's subscriber base. Alternatively, in Systems that do not offer HITS, the Company has launched its digital video solution utilizing either Hits2Home ("H2H") or HITS Quick Take ("HQT"). H2H and HQT were developed by the same group, and allow for many of the same digital services, as HITS, but were specifically developed for smaller headends where the large upfront cost of HITS could not be justified. With HITS the Company receives the digital signals at its headend sites, which requires a significant amount of upfront cost in equipment, and then distributes the signal to its subscribers over its cable plant. In addition, HITS allows for full two-way communication over the cable plant so that no telephone lines are required at the subscriber's home. With H2H there is a dish installed at the subscriber's premise and they receive the digital signals directly, thus, there is no upfront cost for headend equipment. With HQT the Company receives the digital signals at its headend, although with less upfront equipment cost than HITS, and then distributes the signal to the subscribers over its cable plant. However, both H2H and HQT require the installation of a phone line in the subscribers home so that the digital converter can communicate back to the host. All three of these services allow the Company to deliver video services such as pay-per-view programming and tiered niche satellite programming as well as digital audio services. The Company believes that these enhanced digital video services allow it to provide services comparable to DBS. At December 31, 2002 digital services were available to nearly all of the Company's basic subscribers.

- Deliver Advanced Telecommunications Services, Including Internet Access. The Company believes that upgraded advanced telecommunications services will continue to provide additional revenue opportunities. The Company further believes that the cable infrastructure provides the fastest, most cost-effective delivery mechanism for Internet access and inter- and intra-network data services in many of its markets.

      As of December 31, 2002, the Company offered either its two-way or one-way high-speed Internet services in portions of each Cluster and had nearly 8,000 high-speed Internet customers. The Company intends to increase the number of high-speed Internet customers by (i) continuing its emphasis on marketing and customer based education regarding the benefits of high-speed Internet services and (ii) offering its high-speed services to additional subscribers as future rebuild and upgrade projects are completed. In addition to its high-speed Internet services, the Company is also offering traditional dial-up Internet services in many of its Systems. At December 31, 2002, the Company had more than 3,800 dial-up Internet customers.

The ability of the Company to continue to advance its business strategies will depend on whether its outstanding debt can be appropriately restructured and it can continue as a going concern. See "Part I -- Forward Looking Statements" and "Part II -- Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

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

Cable television systems offer customers various levels (or "tiers") of cable services consisting of broadcast television signals of local network affiliates, independent and educational television stations, a limited number of television signals from so-called "super stations" originating from distant cities (such as WGN), various satellite-delivered, non-broadcast channels (such as Cable News Network ("CNN"), MTV: Music Television ("MTV"), the USA Network ("USA"), ESPN and Turner Network Television ("TNT")), programming originated locally by the cable television system (such as public, governmental and educational access programs) and informational displays featuring news, weather and public service announcements. For an extra monthly charge, cable television systems also offer "premium" television services to customers on a per-channel basis. These services (such as Home Box Office ("HBO") and Cinemax) are satellite channels that consist principally of feature films, live sporting events, concerts and other special entertainment features, usually presented without commercial interruption.

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

THE SYSTEMS:

The following table sets forth certain operating statistics for the Systems for the periods indicated:

                                                           (dollars in thousands except per subscriber data)

                                          1998 (1)            1999 (1)            2000              2001             2002
                                          --------           --------             ----              ----             ----
Homes passed (2)                          138,040            129,600            129,600            130,000            130,000
Basic subscribers (3)                      84,755             71,864             69,875             68,492             64,877
Basic penetration (4)                        61.4%              55.5%              53.9%              52.7%              49.9%
Basic revenues (5)                       $ 31,521           $ 30,737           $ 29,990           $ 29,817           $ 30,612
Average monthly basic
   revenues per subscriber (6)           $  33.35           $  34.18           $  35.61           $  35.95           $  38.28
Premium subscriptions (7)                  26,413             23,001             22,713             27,243             24,187
Premium penetration (8)                      31.2%              32.0%              32.5%              39.8%              37.3%
Average monthly total revenues
   per subscriber (6)                    $  39.95           $  41.56           $  44.99           $  48.00           $  52.91
Average annual system operating
   cash flow per subscriber (9)          $    233           $    226           $    226           $    213           $    233
Average annual EBITDA per
   subscriber (10)                       $    195           $    188           $    196           $    183           $    201
Miles of plant                              3,883              3,254              3,282              3,421              3,421

(1) The figures shown for 1998 reflect the Company's purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia.
(2) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.
(3) For purposes of all information presented herein, and unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located. In addition, the basic subscriber number includes subscribers who are receiving the Company's services at a promotional rate.
(4)   Basic subscribers as a percentage of homes passed.
(5) Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) and monthly charges for customer equipment rental.
(6) The average of the monthly revenues divided by the number of basic subscribers at the end of such month during the twelve -month periods ended December 31 for each year presented.
(7) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.
(8)   Premium subscriptions as a percentage of basic subscribers.
(9) System operating cash flow divided by the average number of basic subscribers for the period.
(10) EBITDA divided by the average number of basic subscribers for the period (See "Part II -- Item 6. Selected Financial Data (Footnote 3)" for a definition of EBITDA).

The Company's Systems are divided into seven geographic groups ("Clusters"). The following table summarizes certain operating data at and for the year ended December 31, 2002 for the individual clusters:

                                                                                                        Average
                                                                                                         Monthly
                                                 Percent of                                               Total
                        Estimated               All Systems                                             Revenues
                          Homes       Basic        Basic         Basic        Premium       Premium       per
        Cluster          Passed   Subscribers   Subscribers   Penetration  Subscriptions  Penetration  Subscriber
        -------          ------   -----------   -----------   -----------  ------------------------    ----------
Oklahoma / Texas          33,000       14,662         22.5%        44.4%          4,015       27.4%       $54.40
Louisiana                 26,000       11,841         18.2         45.5           4,324       36.5         52.87
Georgia                   20,000       11,072         17.1         55.4           4,883       44.1         56.18
Colorado / Wyoming        15,000        7,911         12.2         52.7           3,223       40.7         56.87
Alabama                   14,000        7,830         12.1         55.9           2,740       35.0         46.74
Florida                   10,000        5,813          9.0         58.1           2,004       34.5         45.74
Tennessee                 12,000        5,748          8.9         47.9           2,998       52.2         52.87
                        --------- ------------ ------------                -------------
        Totals           130,000       64,877        100.0%        49.9%         24,187       37.3%       $52.91
                        ========= ============ ============                =============

The Oklahoma/Texas Cluster. The Oklahoma/Texas Cluster is comprised of Systems that were acquired in 1988 and 1989, and serves rural communities in southeastern Oklahoma north of Dallas, Texas and in northern Texas northwest of Fort Worth. Since 1988, the Company has made $16.1 million in capital expenditures improving the plant and operations for this Cluster. These improvements include upgrading many of the Systems to 450 MHz 60-channel capacity plant, installing three microwave complexes (eliminating the need for eight separate headends), upgrading the Durant System to a 750 MHz hybrid fiber optic-backbone/coaxial ("HFC") cable system, and supplementing its 450 MHz cable plant in Decatur, Texas with fiber.

The Company is currently offering its two-way high-speed Internet service to approximately 5,450 subscribers and its one-way high-speed Internet service to approximately 2,950 subscribers in the Oklahoma/Texas Cluster. In addition to the high-speed Internet services, the Company is offering traditional dial-up Internet service to certain portions of the Oklahoma/Texas Cluster. At December 31, 2002, the Oklahoma/Texas Cluster had approximately 1,670 high-speed Internet customers and approximately 1,200 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Oklahoma/Texas Cluster. At December 31, 2002, approximately 1,570 of the basic subscribers in the Oklahoma/Texas Cluster had digital services.

The administrative, technical, marketing and customer service operations for this cluster are consolidated into one main office located in Durant, Oklahoma. The primary employer in the Oklahoma/Texas Cluster's area is the oil and gas industry. Small manufacturing companies also provide employment, as does farming and ranching. At December 31, 2002, the number of homes passed in the Oklahoma/Texas Cluster was estimated to be 33,000 and the number of basic subscribers and premium subscriptions were 14,662 and 4,015, respectively.

The Louisiana Cluster. The Louisiana Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in Louisiana and Texas located near Lake Charles, Louisiana. Since its acquisition of the Systems in this Cluster, the Company has made $15.0 million in capital expenditures, upgrading virtually all of these Systems to 450 MHz 60-channel plants, installing a microwave complex, eliminating the need for eight headends and supplementing its 450 MHz plant in and around Westlake, Vinton and Dequincy with fiber which has improved picture quality and technical reliability. At December 31, 2002, the estimated number of homes passed for this Cluster was 26,000 and the number of basic subscribers and premium subscriptions were 11,841 and 4,324, respectively.

The Company is currently offering its two-way high-speed Internet service to approximately 6,080 subscribers . In addition, the Company offers traditional dial-up service to certain portions of the Louisiana Cluster. At December 31, 2002, the Louisiana Cluster had approximately 1,240 high-speed Internet customers and approximately 200 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Louisiana Cluster. At December 31, 2002, approximately 1,680 of the basic subscribers in the Louisiana Cluster had digital services.

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

The Georgia Cluster. The Georgia Cluster is comprised of Systems that were acquired in three transactions in 1988 and serves rural communities in central Georgia located east of Atlanta and south of Macon. Since 1988, the Company has made $14.6 million in capital improvements to the Georgia Cluster which has included the installation of microwave complexes, which eliminated the need for several headends, as well as improving the plant throughout the majority of the Cluster. In addition, the Company has completed its 750 MHz upgrades to the cable plant in Hawkinsville, Cochran, Eatonton, Madison and Gray.

The Company is now offering its two-way high-speed Internet service to approximately 6,480 subscribers and is offering its one-way high-speed Internet service to approximately 1,950 subscribers. In addition, the Company is offering traditional dial-up Internet service to certain portions of the Georgia Cluster. At December 31, 2002, the Georgia Cluster had approximately 1,080 high-speed Internet customers and approximately 970 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Georgia Cluster. At December 31, 2002, approximately 1,130 of the basic subscribers in the Georgia Cluster had digital services.

At December 31, 2002, the Georgia Cluster passed an estimated 20,000 homes and had 11,072 basic subscribers and 4,883 premium subscriptions. The Systems in this Cluster operate primarily out of one office located in Eatonton, Georgia, where all administrative, technical, marketing and customer service operations are centralized.

The Company believes that the economy in the Georgia Cluster's area is very diversified. There are several large employers in the area, including the corporate headquarters of Applebee's International, Inc., a regional restaurant chain, and Warner Robbins Air Force Base.

The Colorado/Wyoming Cluster. The Colorado/Wyoming Cluster is comprised of Systems that were acquired in 1988 and serves rural communities located east of Denver, Colorado and north and west of Cheyenne, Wyoming. This geographically diverse group of Systems is operated from a central office in Douglas, Wyoming. Since these Systems were acquired, the Company has made $10.0 million in capital expenditures to improve plant reliability, reception and service, including the 750 MHz HFC upgrade of the Systems serving Douglas, Torrington, Wheatland, Lingle and Lusk, Wyoming.

The Company is now offering its two-way high-speed Internet service, as well as traditional dial-up Internet service, to approximately 5,750 subscribers in the Colorado/Wyoming Cluster. At December 31, 2002, the Colorado/Wyoming Cluster had approximately 2,020 high-speed Internet customers and approximately 850 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Colorado/Wyoming Cluster. At December 31, 2002, approximately 1,550 of the basic subscribers in the Colorado/Wyoming Cluster had digital services.

The economy in the Colorado/Wyoming Cluster's area is largely dependent on ranching and farming, the oil and gas industry, and mining. At December 31, 2002, the estimated number of homes passed in this Cluster was 15,000 and the number of basic subscribers and premium subscriptions were 7,911 and 3,223, respectively.

The Alabama Cluster. The Company acquired the Systems comprising the Alabama Cluster primarily in four transactions in 1988 and 1989. These Systems are divided into two groups, with one group serving the rural communities located on the western edge of the state west of Birmingham, Alabama, and the other group serving communities located south and east of Birmingham, between Birmingham and Atlanta, Georgia. Since its acquisition of the Systems in this Cluster, the Company has made $7.4 million in capital expenditures, improving the channel capacity in many of these Systems and improving reliability and channel offerings, including the 750 MHz upgrade to the cable plant in Roanoke and Wadley, Alabama.

The Company is now offering its two-way high-speed Internet service to approximately 2,300 of its basic subscribers, as well as traditional dial-up Internet service in certain portions of the Alabama Cluster. At December 31, 2002, the Alabama Cluster had approximately 540 high-speed Internet customers and approximately 140 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Alabama Cluster. At December 31, 2002, approximately 890 of the basic subscribers in the Alabama Cluster had digital services.

The operations of the Alabama Cluster are managed from one main office located in Roanoke, Alabama. All administrative, technical, marketing and customer service operations have been centralized into the main office. The Alabama Cluster, as of December 31, 2002, passed an estimated 14,000 homes and had 7,830 basic subscribers and 2,740 premium subscriptions.

The communities served by the Alabama Cluster benefit from a number of small and large manufacturing companies in the area, including 3M and Wrangler. In addition, Mercedes-Benz has a large manufacturing plant in Tuscaloosa, Alabama, just south of the Company's Systems serving western Alabama.

The Florida Cluster. The Florida Cluster is comprised of Systems that were acquired in 1988 and serves several rural communities located near Gainesville, Florida. Since May 1988, the Company has made $7.6 million in capital expenditures in this Cluster. The Company has installed a microwave complex, which eliminated the need for three headends, and has upgraded the majority of its cable television plant in this Cluster to 450 MHz with 60 channels of capacity. The majority of the Systems in this Cluster have been consolidated onto one microwave complex, which reduces maintenance and equipment costs.

The Company is currently offering its one-way high-speed Internet service to approximately 2,480 of its basic subscribers, as well as traditional dial-up Internet service to certain portions of the Florida Cluster. At December 31, 2002, the Florida Cluster had approximately 70 high-speed Internet customers and approximately 100 dial-up Internet customers.

The Company is currently offering its digital services, through HITS, H2H or HQT, to substantially all of its basic subscribers in the Florida Cluster. At December 31, 2002, approximately 670 of the basic subscribers in the Florida Cluster had digital services.

The Company's Florida Cluster operates from a centralized office in High Springs, Florida. All administrative, technical, marketing and customer service operations are coordinated from this location. The Florida Cluster, as of December 31, 2002, passed an estimated 10,000 homes and had 5,813 basic subscribers and 2,004 premium subscriptions.

The University of Florida, located in Gainesville, has contributed to the economic stability of the communities served by the Florida Cluster. Other industries providing employment in the area include agriculture, ranching and tourism.

The Tennessee Cluster. The Company acquired the System comprising the Tennessee Cluster in 1998. This System serves rural communities located northeast of Knoxville, Tennessee. All administrative, technical, marketing and customer service operations are coordinated out of one central office located in Tazewell, Tennessee.

Since acquiring this Cluster, the Company has spent $10.2 million on capital expenditures, the majority of which have been for the combined 750 MHz HFC and two-way 450 MHz upgrades which encompass over 95% of the Tennessee operations. As of December 31, 2002, the Company was offering its high-speed Internet service and HITS digital services to approximately 5,530 of its basic subscribers. In addition, the Company is offering its dial-up Internet service to all of the basic subscribers in the Tennessee Cluster and is offering H2H services to those subscribers not on the upgraded plant. At December 31, 2002, the Tennessee Cluster had approximately 1,370 high-speed Internet customers, approximately 340 dial-up Internet customers and had its digital services in approximately 1,540 of its basic subscriber's homes.

The economies of the communities served by the Tennessee Cluster benefit from many furniture manufacturers as well as medical supply manufacturers and the agriculture industry. As of December 31, 2002, the Tennessee Cluster passed an estimated 12,000 homes and had 5,748 basic subscribers and 2,998 premium subscriptions

PROGRAMMING AND SUBSCRIBER RATES:

The Company has various contracts to obtain basic, satellite, premium and digital programming for the Systems from program suppliers, including, in limited circumstances, some broadcast stations, with compensation generally based on a fixed fee per customer or a percentage of the gross receipts for the particular service. Some program suppliers provide volume discount pricing structures and/or offer marketing support. In addition, the Company is a member of a programming consortium consisting of small to medium sized multiple system operators and individual cable systems serving, in the aggregate, over twelve million cable subscribers. The consortium helps create efficiencies in the areas of securing and administering programming contracts, as well as to establish more favorable programming rates and contract terms for small and medium sized cable operators. Programming contracts are generally for fixed periods of time ranging from three to seven years and are subject to negotiated renewal. While the loss of contracts with certain of the Company's programming suppliers could have an adverse effect on its results of operations, management does not believe the risk of such a loss is particularly great due to the substantial motivation of programming suppliers to obtain the widest possible audience for their products.

Cable programming costs are expected to continue to increase primarily due to additional programming being provided to subscribers, increased costs to purchase cable programming and inflationary increases. In 2000, 2001 and 2002, programming costs (not including premium or digital) as a percentage of basic revenues were 21.9%, 24.0% and 25.2%, respectively. No assurance can be given that the

Company's programming costs will not increase substantially in the near future or that other materially adverse terms will not be added to its programming contracts.

The Systems offer their subscribers programming that includes the local network, independent and educational television stations, a limited number of television signals from distant cities, numerous satellite-delivered, non-broadcast channels (such as CNN, MTV, USA, ESPN and TNT) and, in some systems, local information and public access channels. The programming offered by the Company varies among the Systems depending upon each System's channel capacity and viewer interests. In general, the Company offers two tiers of basic cable television programming: a broadcast basic programming tier (consisting generally of network and public television signals available over-the-air) and a satellite programming tier (consisting generally of satellite-delivered programming such as CNN, USA, ESPN and TNT). However, in some of its Systems the Company offers only a single level of basic service containing both the broadcast and satellite delivered programming. The Company also offers premium programming services, both on a per-channel basis and, in many Systems, as part of premium service packages as well as multiple tiers of digital satellite service, and pay-per-view, through HITS, H2H and HQT.

Monthly subscriber rates for services vary from market to market, primarily according to the amount of programming provided. At December 31, 2002, the Company's monthly full basic service rates for residential subscribers ranged from $14.95 to $44.99 and per-channel premium service rates (not including special promotions) ranged from $9.95 to $13.95 per service. At December 31, 2002, the weighted average price for the Company's monthly full basic service was approximately $41.20.

A one-time installation fee, which the Company may wholly or partially waive during a promotional period, is usually charged to new subscribers. The Company also charges monthly fees for converters and remote control tuning devices and administrative fees for delinquent payments. Subscribers are free to discontinue service at any time without additional charge but may be charged a reconnection fee to resume service. Commercial customers, such as hotels, motels and hospitals, are charged a negotiated, non-recurring fee for installation of service and monthly fees. Multiple dwelling unit accounts may be offered a bulk rate in exchange for single-point billing and basic service to all units.

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

Other potential sources of revenue for cable television systems include the lease of tower space to cellular telephone, personal communications services ("PCS"), and paging companies and other transmission businesses and the sale of programming featuring movies and special events to customers on a pay-per-view basis, which the Company can now offer through its HITS, H2H and HQT digital services. Generally, in areas serviced by HITS, the Company offers two separate levels of digital services, including an Entertainment tier (which offers niche satellite programming) and a Cinema tier (which offers additional premium channel offerings such as Encore and Bravo), as well as a variety of digital music channels. In areas serviced with H2H or HQT, the Company generally offers only a combined digital service which would include both the Entertainment and Cinema tiers, as well as a variety of digital music channels.

While the Company also offers advanced telecommunications services (including Internet services as discussed below), it anticipates that monthly subscriber fees from cable television will continue to constitute the majority of its total revenues for the foreseeable future.

INTERNET SERVICES:

As of December 31, 2002 the Company had the capability of providing its high-speed Internet service, via either one-way or two-way, to approximately 60% of its basic cable subscribers. In addition, the Company, as of December 31, 2002, was offering its traditional dial-up Internet services to over half of its cable subscribers.

The two-way high-speed Internet service, which utilizes a cable modem, provides Internet access at speeds up to 1.5 Megabits per second. The two-way high-speed Internet service does not require a phone line for access since all transmissions are through the customers' cable television equipment. The one-way high-speed Internet service is a hybrid between the two-way high-speed and traditional dial-up services. With the one-way high-speed Internet service, the customer sends information over a traditional phone line but receives information over the cable lines. Thus, while the upstream connection is at a maximum speed of 56 Kilobits per second, the downstream access can achieve speeds up to 1.5 Megabits per second. The traditional dial-up Internet service offered by the Company is similar to dial-up services offered by companies such as America Online or The Microsoft Network. With dial-up Internet service, the customer sends and receives information over a traditional phone line with speeds up to 56 Kilobits per second.

Monthly rates charged to Internet customers vary based on the type of service they receive. Generally, a discount is given to those Internet customers who also receive the Company's cable television service. At December 31, 2002, the Company's monthly Internet rate (not including special promotions) varied from $17.95, for a dial-up customer who also receives cable television, to $61.95 for high-speed commercial customers.

CUSTOMER SERVICE AND MARKETING:

The Company emphasizes customer service, which it believes is increasingly important to the successful operation of its business. To meet its objective of providing high levels of customer service, the Company offers its customers a full line-up of programming, timely and reliable service, and good picture quality. The Company's employees receive ongoing training in customer service, sales and subscriber retention, and technical support. Customer service representatives, customer care specialists and technicians are also trained to market upgrades at the point of sale or service. In addition, the Company has attempted to establish and maintain a local presence and visibility within the communities it serves.

As part of its efforts to maximize cash flow, and in response to increasing competition, the Company has attempted to add and retain subscribers and increase cash flow per subscriber by aggressively marketing its basic and premium service offerings as well as its Internet and digital services. To this end, the Company utilizes a number of coordinated marketing techniques, including (i) direct door to door sales, (ii) direct mail, (iii) local newspaper and radio advertising and cable system promotional advertising insertion in certain satellite programs, and (iv) telemarketing and monthly billing statement inserts. There can be no assurance that the Company's efforts in this area will be successful. See "- Competition" and "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Risk Factors."

TECHNICAL OVERVIEW:

The following table sets forth certain information, as of December 31, 2002, regarding the analog channel capacities and miles of plant of the Systems:

                                       300 MHZ         330 MHZ         400 MHZ        450 MHZ         750 MHZ
                                      UP TO 36        UP TO 42        UP TO 54        UP TO 62       UP TO 100
                                      CHANNELS        CHANNELS        CHANNELS        CHANNELS       CHANNELS          TOTAL
                                      --------        --------        --------        --------       --------          -----
Number of headends (1)                      10              16               1             12               9              48
Number of subscribers as of
   December 31, 2002 (1)                 6,056           8,635             406         25,484          24,296          64,877
% of subscribers                          9.3%           13.3%            0.6%          39.3%           37.5%          100.0%
Miles of Plant                             369             629               6          1,415           1,002           3,421
% of miles of plant                      10.8%           18.4%            0.2%          41.4%           29.2%          100.0%


     (1) Some of the Company's headends have subscribers on multiple bandwidth levels. In these instances the headend has been included in the highest bandwidth category offered but the subscribers have been allocated to their actual bandwidth category.

The Company has upgraded certain of its cable television systems to further strengthen its position as the preferred provider of video services in the communities it serves. These upgrades, which employ fiber optic technology, increase the bandwidth of the Company's cable plant generally to 750 MHz, thereby increasing channel capacity, enhancing signal quality and improving technical reliability. The Company believes the upgrades enable it to offer comparable or superior video service and quality at attractive pricing levels relative to its competitors, such as DBS.

As of December 31, 2002, the Company had completed the 750 MHz upgrades to cable plant serving approximately 37% of its basic subscribers and has also supplemented a portion of its 450 MHz cable plant with fiber to approximately 11% of its subscribers. This gives the Company the ability to provide advanced telecommunications services to nearly one-half of its basic subscriber base.

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

While some of the Company's Systems are wired exclusively with coaxial cable, many of the Systems utilize fiber optic cable in conjunction with coaxial cable. Fiber optic strands are capable of carrying hundreds of video, data and voice channels over extended distances without the extensive signal amplification typically required for coaxial cable. The Company plans to use an HFC design across those portions of its cable plant that serve its highest subscriber densities to most efficiently upgrade the Systems. Additionally, the Company plans to use fiber optic technology to interconnect certain headends and install fiber backbones to reduce amplifier cascades, thereby gaining operational efficiencies and improving picture quality and system reliability.

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

At December 31, 2002, the Company held 118 franchises. These franchises, most of which are non-exclusive, generally provide for the payment of fees to the issuing authority. Annual franchise fees range up to 5% of the gross revenues generated by a System. For the past three years, franchise fee payments made by the Company have averaged approximately 2.4% of total gross System revenues. Franchise fees are generally passed directly through to the customers on their monthly bills. General business or utility taxes may also be imposed in various jurisdictions. The 1984 Cable Act prohibits franchising authorities from imposing franchise fees in excess of 5% of gross revenues and also permits the cable operator to seek renegotiation and modification of franchise requirements if warranted by significantly changed circumstances. Most of the Company's franchises can be terminated prior to their stated expirations for uncured breaches of material provisions.

The following table sets forth the number of franchises by year of franchise expiration and the number and percentage of basic subscribers at December 31, 2002:

                                                     PERCENTAGE            NUMBER           PERCENTAGE
             Year of                 Number of        of Total            of Basic        of Total Basic
       Franchise Expiration          Franchises      Franchises          Subscribers       Subscribers
       --------------------          ----------      ----------          -----------       -----------
Prior to 2005 (1)                        14                   10.6%               9,606              14.8%
2005 - 2009                              42                   31.8               23,275              35.9
2010 - 2013                              27                   20.5                9,431              14.5
2014 and after                           31                   23.5               17,249              26.6
No expiration date                        4                    3.0                1,509               2.3
                                   --------------- ----------------   ------------------ -----------------
     Subtotal                           118                   89.4               61,070              94.1
No franchise required                    14                   10.6                3,807               5.9
                                   --------------- ----------------   ------------------ -----------------
     Total                              132                  100.0%              64,877             100.0%
                                   =============== ================   ================== =================

         (1) Included in this category are four franchises that expired prior to December 31, 2002. These franchises include Beaverton, AL (34 subscribers); Atoka / Coal County, OK (710 subscribers), which has issued continuous three month extensions; McIntosh, FL (158 subscribers); and, Newton, TX (250 subscribers). The Company is currently in negotiations with each of these franchising authorities and believes that each franchise will be renewed during 2003 without substantial cost or modification.

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

In recent years, the Federal Communications Commission ("FCC") and Congress have adopted policies providing a more favorable operating environment for new and existing technologies that provide, or have the potential to provide, substantial competition to cable television systems. These technologies include, among others, DBS service, whereby signals are transmitted by satellite to satellite dishes as small as eighteen inches located on the customers' premises. Programming is currently available to the owners of DBS dishes through conventional, medium and high-powered satellites. DBS systems have increased capacity to hundreds of channels, enabling them to provide movies, broadcast stations, high-speed Internet access, and other programming services comparable, or superior, to those of cable television systems. DBS is currently being heavily marketed on a nationwide basis by two specific providers and is a significant competitor to traditional hardline cable service providers, including the Company.

The 1992 Cable Act contains provisions, which the FCC has implemented with regulations, to enhance the ability of cable competitors to purchase and make available to home satellite dish owners certain satellite delivered cable programming at competitive costs. Digital satellite service ("DSS") offered by DBS systems has certain advantages over cable systems with respect to programming and digital quality, as well as disadvantages that include high costs for additional outlets and a lack of local broadcast programming in smaller markets, service and equipment distribution. With respect to local broadcast television programming, recent legislation has removed legal obstacles to the retransmission of such programming to DBS subscribers. DBS providers are now making local broadcast programming available in certain larger markets. Rural loan legislation was recently enacted to make local broadcast programming available to DBS subscribers in smaller markets. In rural markets it may not be cost effective for DBS providers to provide local programming unless it is subsidized by the federal government. DBS companies now need to secure retransmission consent from the popular broadcast stations they wish to carry, and in January of 2002 began facing mandatory carriage obligations of less popular broadcast stations. The DBS industry initiated a judicial challenge to the 2002 requirement mandating carriage of less popular broadcast stations. This lawsuit alleges that the requirement (similar to the one applicable to cable systems) is unconstitutional. The federal district court and circuit court both rejected the constitutional challenge, but the DBS industry is now seeking review by the U.S. Supreme Court. The Company's strategy of providing pay-per-view and satellite niche programming, via its HITS, H2H and HQT applications, in certain of its Systems is designed to combat DSS competition. "Bundling" of the Company's video service with Internet services and other advanced telecommunications services in certain of the Company's Systems may also be an effective tool for combating DSS competition. The principal DBS systems with which the Company's Systems compete are DirectTV and Echostar, both of which continue to grow in popularity through heavy emphasis on marketing and promotions.

Cable television systems also compete with wireless program distribution services such as multichannel multipoint distribution service ("MMDS") which uses low power microwaves to transmit video programming and high-speed data services, including Internet access, over the air to customers. Wireless distribution services generally provide many of the programming services provided by cable systems, and digital compression technology has increased significantly the channel capacity of the systems. Because MMDS service requires unobstructed "line of sight" transmission paths, the ability of such wireless distribution systems to compete may be hampered in some areas by physical terrain and foliage. Although prohibitive topography and limited "line of sight" access have limited competition from wireless distribution systems in a majority of the Company's franchise service areas, the Company has, in the past, experienced such competition in portions of its Systems in Oklahoma, Texas, Louisiana and Florida. The FCC has just initiated a proceeding to revise its rules for these wireless distribution systems (MMDS and ITFS) to enhance their competitiveness and to encourage investment in wireless broadband services.

The 1996 Telecom Act eliminated the previous prohibition on the provision of video programming by local exchange telephone companies ("LECs") in their telephone service areas. Various LECs currently are seeking to provide video programming services within their telephone service areas through a variety of distribution methods, primarily through the deployment of broadband wire facilities, but also through the use of wireless (MMDS) transmission. Cable television systems could be placed at a competitive disadvantage if the delivery of video programming services by LECs becomes widespread, since LECs may not be required, under certain circumstances, to obtain local franchises to deliver such video services or to comply with the variety of obligations imposed upon cable television systems under such franchises. Issues of cross-subsidization by LECs of video and telephony services also pose strategic disadvantages for cable operators seeking to compete with LECs that provide video services. The Company believes, however, that the small markets in which it provides, or expects to provide, cable services are unlikely to support LEC competition in the provision of video and broadband telecommunications services given the lower population densities and higher costs per subscriber of installing plant.

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

The entry of electric utility companies into the cable business, which was authorized by the 1996 Telecom Act, could also have an adverse affect on the Company's business. Electric utilities have reported recent progress in developing power line communications that, if successful, would allow the utilities to provide high-speed Internet access for both residential and commercial applications. In addition, well capitalized businesses from outside of the cable industry may become competitors for franchises or providers of competing services.

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

As described above, cable television systems face competition from alternative methods of receiving and distributing television signals, from other sources of news, information and entertainment, and from other cable television systems that have authority to build and operate cable television systems within the same geographic territories as the Company (typically referred to as "overbuilds"). In such overbuild situations the Company may be in competition with municipalities or public or private entities that may be better capitalized. Although the total number of such overbuilt areas with the Company's operations remains small, overbuilds in Lafayette, Alabama and Alachua, Florida have resulted in a loss of approximately 600 subscribers as well as reduced subscription rates in these areas. The Company is responding to this competition through the introduction of advanced telecommunication services and aggressive marketing campaigns.

LEGISLATION AND REGULATION:

General. The operation of cable television systems is extensively regulated by the FCC, some state governments and most local governments. The 1996 Telecom Act altered the regulatory structure governing the nation's telecommunications providers. It removed barriers to competition in both the cable television market and the local telephone market. Among other things, it also reduces the scope of cable rate regulation.

The 1996 Telecom Act required the FCC to undertake a host of implementing rulemakings. Moreover, Congress and the FCC have frequently revisited the subject of cable regulation. Future legislative and regulatory changes could adversely affect the Company's operations. This section briefly summarizes key laws and regulations affecting the operation of the Company's Systems and does not purport to describe all present, proposed, or possible laws and regulations affecting the Company or its Systems.

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

In an effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules.

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

Cable Entry Into Telecommunications. The 1996 Telecom Act provides that no state or local laws or regulations may prohibit or have the effect of prohibiting any entity from providing any interstate or intrastate telecommunications service. States are authorized, however, to impose "competitively neutral" requirements regarding universal service, public safety and welfare, service quality, and consumer protection. State and local governments also retain their authority to manage the public rights-of-way and may require reasonable, competitively neutral compensation for management of the public rights-of-way when cable operators provide telecommunications service. The favorable pole attachment rates afforded cable operators under federal law can be gradually increased by utility companies owning the poles if the operator provides telecommunication services, as well as cable services, over its plant. The FCC clarified that a cable operator's provision of Internet service through its cable plant does not affect its favorable pole rates and the U.S. Supreme Court upheld that position. Despite a recent favorable court ruling, utilities continue to challenge the cable television pole rates under the theory that they do not provide just compensation (See "Item 3 -- Legal Proceedings").

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

Telephone Company Entry into Cable Television. The 1996 Telecom Act allows telephone companies to compete directly with cable operators by repealing the historic telephone company/cable cross-ownership ban. LECs can now compete with cable operators both inside and outside their telephone service areas. Because of their resources, LECs could be formidable competitors to traditional cable operators, and certain LECs have begun offering cable service.

Under the 1996 Telecom Act, a LEC, utility company, or other entity providing video programming to subscribers through wired facilities will be regulated as a traditional cable operator (subject to local franchising and federal regulatory requirements), unless an election is made to provide the video programming via an "open video system" ("OVS"). To qualify for OVS status, two-thirds of the system's activated channels must be reserved for unaffiliated entities. In addition, the FCC has revised its open video system policy to leave franchising discretion to state and local authorities. It is unclear what effect this ruling will have on the entities pursuing OVS operation.

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

Additional Ownership Restrictions. The 1996 Telecom Act eliminated statutory restrictions on broadcast/cable cross-ownership (including broadcast network/cable restrictions), but left in place existing FCC regulations prohibiting local cross-ownership between co-located television stations and cable systems. The District of Columbia Circuit Court of Appeals subsequently struck down this remaining cross-ownership prohibition, and, thus, the FCC has eliminated the prohibition. In the same decision, the Court struck down another FCC regulation precluding any entity from operating broadcast television stations serving more than 35% of the nation. The FCC is currently reconsidering this broadcast ownership cap in connection with a review of other broadcast ownership regulations. If these restrictions are relaxed they may trigger additional consolidation among domestic media companies. The 1996 Telecom Act leaves in place existing restrictions on cable cross-ownership with satellite master antenna television ("SMATV") and MMDS facilities, but lifts those restrictions where the cable operator is subject to effective competition. FCC regulations permit cable operators to own and operate separate SMATV systems within their franchise area, provided that such operation is consistent with local cable franchise requirements.

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

Must Carry/Retransmission Consent. The 1992 Cable Act conveyed to a commercial broadcaster the right generally to elect every three years either to require (i) the local cable operator to carry its signals ("must carry") or (ii) that such operator obtain the broadcaster's retransmission consent before doing so. In order to satisfy these requirements the Company has agreed, in limited circumstances, to the direct payment of nominal fees for carriage and, again in limited circumstances, to carry satellite-delivered cable programming which is affiliated with the network carried by such stations. Currently, the Company has agreements in place for the majority of its broadcast channels and is involved in ongoing discussions with the balance of the broadcasters to obtain an agreement. The Company believes that it will be able to reach an agreement with the majority of the remaining broadcasters so that its compliance with the "retransmission consent" and "must carry" provisions of the 1992 Cable Act will not have a material effect on its operations, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In particular, the burden associated with must carry obligations could dramatically increase if television broadcast stations proceed with planned conversions to digital transmissions and if the FCC determines that cable systems must simultaneously carry all analog and digital signals transmitted by the television stations during the multi-year transition in which a single broadcast licensee is authorized to transmit both an analog and digital signal. The FCC tentatively decided against imposition of dual digital and analog must carry in a January 2001 ruling. At the same time, however, it initiated further fact-gathering which ultimately could lead to a reconsideration of that tentative conclusion. A rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions. The FCC is also considering whether it should maintain its initial ruling that, whenever a digital broadcast signal does become eligible for must carry, a cable operator's obligation is limited to carriage of a single digital video signal. If the FCC reverses itself, and cable operators are required to carry ancillary digital feeds, the burden associated with digital carry could be significantly increased.

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

Access to Programming. To spur the development of independent cable programmers and competition to incumbent cable operators, the 1992 Cable Act imposed restrictions on the dealings between cable operators and cable programmers. Of special significance from a competitive business posture, the 1992 Cable Act precludes video programmers affiliated with cable companies from favoring cable operators over competitors and requires such programmers to sell their programming to other multichannel video distributors. This provision limits the ability of vertically integrated cable programmers to offer exclusive programming arrangements to cable companies. The FCC recently extended this prohibition to October 2007. Both Congress and the FCC have considered proposals that would expand the program access rights of cable's competitors, including the possibility of subjecting both terrestrially delivered video programming, and video programmers who are not affiliated with cable operators, to all program access requirements. Pursuant to the Satellite Home Viewer Improvement Act, the FCC has adopted regulations governing retransmission consent negotiations between broadcasters and all multichannel video programming distributors, including cable and DBS.

Inside Wiring. The FCC has determined that an incumbent cable operator can be required by the owner of a multiple dwelling unit ("MDU") complex to remove, abandon or sell the "home run" wiring it initially provided. These rules make it easier for a MDU complex owner to terminate service from an incumbent cable operator in favor of a new entrant and make the already competitive MDU sector even more challenging for incumbent cable operators. In a separate proceeding, the FCC has preempted restrictions on the deployment of private antennas, including DBS receivers, on rental property within the exclusive use of a tenant (such as balconies and patios).

Other FCC Regulations. In addition to the FCC regulations noted above, there are other FCC regulations covering such areas as equal employment opportunity, subscriber privacy, programming practices (including, among other things, syndicated program exclusivity, network program nonduplication, local sports blackouts, indecent programming, lottery programming, political programming, sponsorship identification, children's programming advertisements, and closed captioning), registration of cable systems and facilities licensing, maintenance of various records and public inspection files, frequency usage, lockbox availability, antenna structure registration, tower marking and lighting, consumer protection and customer service standards, technical standards, consumer electronics equipment compatibility, and Emergency Alert Systems ("EAS"). The FCC requires that cable customers be allowed to purchase cable converters from third party vendors, and established a multi-year phase-in, which began on July 1, 2000, during which security functions (which would remain in the operator's exclusive control) would be unbundled from basic converter functions (which could then be satisfied by third party vendors). The FCC has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and/or the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate certain transmission facilities used in connection with cable operations. The EAS obligations referred to above became effective for small operators, such as the Company, in October 2002. The expense of installing equipment capable of providing EAS service in the Company's Systems is prohibitive, especially in its smaller Systems. As a result, the Company has obtained waivers, from the FCC, of 12 to 36 months for 38 of its smaller Systems.

The FCC is currently conducting a rulemaking in which it is considering adopting rules to help implement a recent agreement between major cable operators and manufacturers of consumer electronics on "plug and play" digital televisions. The proposed rules would require cable operators to provide "point of deployment" security modules and provide support to customer-owned digital televisions and similar devices already equipped with built-in-set-top box functionality. The rules would also permit the offering of digital programming with certain copy controls built into the program, subject to limitations on the use of those copy controls. These proposed restrictions, if adopted, would apply equally to cable operators and to other MVPDs, such as DBS.

Internet Service Regulation. Following several inconsistent judicial decisions regarding the proper regulatory treatment of cable delivered Internet service, in March 2002 the FCC ruled that cable modem service is an interstate information service, rather than a cable or telecommunications service. This classification should, at least initially, leave cable modem service exempt from the burdens associated with traditional cable and telecommunications regulations. Indeed, the FCC suggested that, regardless of classification, regulatory forbearance should now apply to cable modem service.

The FCC simultaneously initiated a rulemaking to decide several key issues relating to state and local regulation of cable modem service. In the rulemaking, the FCC tentatively concluded that (i) revenues from cable modem service are not to be included for purposes of calculating cable franchise fees paid to franchisors and (ii) cable systems offering cable modem service require no additional franchise authority to access the public rights-of-way. The rulemaking inquires whether the FCC has jurisdiction and justification to require forced access to cable facilities by unaffiliated entities to provide competitive modem service. It also asks whether there are reasons different regulatory regimes should apply to Internet service offered by a telephone provider and Internet service offered by a cable operator. The FCC's classification, and proposed rules, have been appealed by state and local governments, and it is premature to predict the outcome of these proceedings.

The full consequences of classifying cable modem service as an interstate information service are not yet fully known. The FCC is already considering whether providers of cable modem service should contribute to the federal government's universal service fund. This contribution could more than offset the savings associated with excluding cable modem services from local franchise fee assessments. The FCC also initiated a rulemaking proceeding to determine whether its jurisdiction over information services still might warrant imposition of open access requirements in the future. Finally, the information services classification itself is subject to judicial review. If regulators ultimately were allowed to impose Internet access requirements on cable operators, it could burden the capacity of cable systems and complicate the Company's plans for providing Internet services.

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

The terms and conditions of franchises vary materially from jurisdiction to jurisdiction. Each franchise generally contains provisions governing cable operations, service rates, franchise fees, system construction and maintenance obligations, system channel capacity, design and technical performance, customer service standards, and indemnification protections. Although LFAs have considerable discretion in establishing franchise terms, there are certain federal limitations. For example, LFAs cannot insist on franchise fees exceeding 5% of the system's gross revenues, cannot dictate the particular technology used by the system, and cannot specify video programming other than identifying broad categories of programming. The FCC has tentatively concluded that modem service revenues should not be included in gross revenues when calculating cable franchise fees. This is not yet a final ruling and franchisors have appealed the FCC's position.

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

EMPLOYEES:

At December 31, 2002, the Company had approximately 191 full-time employees and 10 part-time employees. None of the Company's employees are represented by a labor union. The Company considers its relations with its employees to be good.

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

In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. On November 14, 2002, the Eleventh Circuit issued its decision rejecting APC's appeal and reaffirming the rulings of the FCC in favor of the Company. Although the Eleventh Circuit denied APC's request to re-hear the case, the Court nevertheless stayed the effect of the decision outside of the Eleventh Circuit while APC appeals to the United States Supreme Court. It is anticipated that the United State Supreme Court will decide whether it will hear the case by the Fall of 2003.

Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company, an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. A complaint, filed by the Company and other Georgia cable operators, is currently pending at the FCC. On October 8, 2002, the FCC rejected the same Georgia Power pole rental rate in a separate legal proceeding not involving the Company. Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of James' limited partners or Finance Corp.'s sole shareholder during the fourth quarter of 2002.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

EQUITY INTERESTS:

Equity interests in James consist of a general partnership interest and limited partnership interests. The general partnership interest represents 0.95% of James' total partnership interest and the limited partnership interests represent the balance of James' total partnership interest. James has been a privately held entity since its formation in 1988 and no trading market exists for either the general partnership interest or the limited partnership interests. At December 31, 2002, there was one holder of the general partnership interest and 17 holders of the limited partnership interests. See also "Part III
- Item 10. Directors and Executive Officers" and " - Item 12. Security Ownership of Certain Beneficial Owners and Management." James has not made any distributions of cash or property to any of its partners since the date of its inception.

Equity interests in Finance Corp. consist of shares of its common stock, no par value per share. Finance Corp. has been a privately held entity since its formation and no trading market exists for such common stock. At December 31, 2002, 1,000 shares of common stock were issued and outstanding, all of which were owned of record and beneficially by James. Finance Corp. has never paid or declared a dividend.

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth certain historical financial data for the Company for each of the years in the five-year period ended December 31, 2002. The financial data for the years ended December 31, 1998 to 2002 were derived from the financial statements of the Company which have been audited by Deloitte & Touche LLP, independent auditors. The financial statements of the Company at December 31, 2001 and 2002 and for each of the years in the three-year period ended December 31, 2002, together with the report of Deloitte & Touche LLP thereon, appear elsewhere in this Form 10-K.

                             SELECTED FINANCIAL DATA
                 (AMOUNTS IN THOUSANDS, EXCEPT SUBSCRIBER DATA)

                                                                          YEAR ENDED DECEMBER 31,
                                              1998 (14)        1999 (14)           2000             2001             2002
                                              ---------        ---------           ----             ----             ----
STATEMENT OF OPERATIONS DATA:
Revenues                                         $37,758          $37,372          $37,893          $39,807          $42,312
System operating expenses (1)                     19,410           20,445           22,011           25,064           26,817
Non-system operating expenses (2)                  2,960            2,831            2,134            2,091            2,124
Depreciation and amortization                      7,561            8,013            9,164           10,165            9,686
                                           ----------------------------------------------------------------------------------
Operating income                                   7,827            6,083            4,584            2,487            3,685
Interest expense, net                             11,026           11,020           11,213           12,340           13,451
General partner incentive payment                    ---              540              ---              ---              ---
Other expenses, net                                  112              109              109               17              ---
                                           ----------------------------------------------------------------------------------
Loss before gains on sales and
   extraordinary items                            (3,311)          (5,586)          (6,738)          (9,870)          (9,766)
Gains on sales of cable
   systems                                           ---           15,886              ---              ---              ---
Extraordinary gain due to
   extinguishment of debt                            ---              ---              ---            1,925              ---
                                           ----------------------------------------------------------------------------------
Net (loss) income                                ($3,311)         $10,300          ($6,738)         ($7,945)         ($9,766)
                                           ==================================================================================

OTHER DATA:
EBITDA (3)                                       $15,388          $14,096          $13,748          $12,652          $13,371
System operating cash flow (4)                    18,348           16,927           15,882           14,743           15,495
Capital expenditures                               9,171           11,767            9,181           11,601            3,050
EBITDA margin (5)                                  40.8%            37.7%            36.3%            31.8%            31.6%

CASH FLOW DATA:
Cash provided by operating
   activities                                     $5,133           $3,706           $2,579             $960             $435
Cash (used in) provided by
   investing activities                          (16,971)           3,671           (9,323)         (11,601)          (3,050)
Cash provided by (used in)
   financing activities                            3,400           (3,500)           2,500           10,110            6,418
                                           ----------------------------------------------------------------------------------
Net (decrease) increase in cash                  ($8,438)          $3,877          ($4,244)           ($531)          $3,803
                                           ==================================================================================

SUMMARY SUBSCRIBER DATA:
Homes passed (6)                                 138,040          129,600          129,600          130,000          130,000
Basic subscribers (7)                             84,755           71,864           69,875           68,492           64,877
Basic penetration (8)                              61.4%            55.5%            53.9%            52.7%            49.9%
Premium subscriptions (9)                         26,413           23,001           22,713           27,243           24,187
Premium penetration (10)                           31.2%            32.0%            32.5%            39.8%            37.3%
Average monthly total revenues
   per subscriber (11)                            $39.95           $41.56           $44.99           $48.00           $52.91
System operating cash flow per
   subscriber (12)                                  $233             $226             $226             $213             $233
EBITDA per subscriber (13)                          $195             $188             $196             $183             $201



                                                                            AT DECEMBER 31,
                                                   1998             1999             2000             2001             2002
                                                   ----             ----             ----             ----             ----
BALANCE SHEET DATA:
Cash and cash equivalents                         $1,465           $5,342           $1,099             $567           $4,370
Total assets                                      44,367           51,799           47,321           49,059           45,449
Total debt                                       103,500          100,000          102,500          111,500          118,000
Partners' deficit                                (69,022)         (58,183)         (64,914)         (72,859)         (82,625)

NOTES TO SELECTED FINANCIAL DATA

(1)   System operating expenses exclude depreciation and amortization.
(2) Non-system operating expenses consist primarily of management fees payable to the General Partner of the Company.
(3) EBITDA represents operating income before depreciation and amortization. The Company has included EBITDA data (which are not a measure of financial performance under Generally Accepted Accounting Principles ("GAAP")) because it understands such data are used by certain investors to determine a company's historical ability to service its indebtedness. In addition, EBITDA is used by the Company to determine its compliance with certain debt related covenants (See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations -- Financial Condition, Liquidity and Capital Resources"). EBITDA should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP. In addition, the calculation of EBITDA for the Company (as detailed in the table below) may differ from EBITDA calculations of other companies.



                       Calculation of EBITDA for the Company

                              (Amounts in thousands)

                                              Year Ended December 31,
                               1998        1999         2000        2001        2002
                               ----        ----         ----        ----        ----
Operating income                $ 7,827     $ 6,083      $ 4,584     $ 2,487     $ 3,685
Add back depreciation and
     amortization                 7,561       8,013        9,164      10,165       9,686
                            -------------------------------------------------------------
EBITDA                          $15,388     $14,096      $13,748     $12,652     $13,371
                            =============================================================

(4) System operating cash flow represents revenues less system operating expenses. System operating cash flow should not be considered as an alternative to net income as an indicator of the Company's performance or as an alternative to cash flow as a measure of liquidity as determined in accordance with GAAP.
(5)   EBITDA margin represents EBITDA divided by revenues.
(6) Homes passed refers to estimates by the Company of the number of dwelling units in a particular community that can be connected to the distribution system without any further extension of principal transmission lines. Such estimates are based upon a variety of sources, including billing records, house counts, city directories and other local sources.
(7) For purposes of all information presented herein, unless otherwise indicated, the number of basic subscribers for the Systems has been computed by adding the actual number of subscribers for all non-bulk accounts and the equivalent subscribers for all bulk accounts. The number of such equivalent subscribers has been calculated by dividing aggregate basic service revenues for bulk accounts by the full basic service rate for the community in which the account is located. In addition, the basic subscriber number includes subscribers who are receiving the Company's services at promotional rates.
(8)   Basic subscribers as a percentage of homes passed.
(9) A customer may purchase more than one premium service, each of which is counted as a separate premium subscription.
(10)  Premium subscriptions as a percentage of basic subscribers.
(11) The average of the monthly total revenues divided by the number of basic subscribers at the end of such month during the twelve-month periods ended December 31 for each year presented.
(12) System operating cash flow divided by the average number of basic subscribers for the period.
(13)  EBITDA divided by the average number of basic subscribers for the period.
(14) The figures shown for 1998 reflect the Company's December 1998 purchase of its cable system serving Tazewell, Tennessee. The figures shown for 1999 reflect the Company's March 1999 sales of its cable systems serving Wartburg, Tennessee and Forsyth and Monroe County, Georgia.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion provides information regarding the Company's financial condition at December 31, 2001 and 2002, and its results of operations for each of the years ended December 31, 2000, 2001 and 2002. This discussion should be read in conjunction with the consolidated financial statements of the Company, and the notes thereto, which appear elsewhere herein.

OVERVIEW:

Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the senior credit facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization. The Company is otherwise paying its day-to-day obligations.

The Company has retained Financo as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a consensual restructuring of the Company's debt. In the event a consensual restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

In conjunction with the year end audit of the Company's financial statements, and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants have issued an audit opinion with respect to the Company's 2002 financial statements that includes an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured. The financial statements and other financial information of the Company included herein do not include any adjustments that might result from the outcome of such uncertainties.

Revenues. The Company's revenues are primarily attributable to subscription fees charged to subscribers to the Company's basic cable television programming services. Basic revenues consist of monthly subscription fees for all services (other than premium programming, Internet services and digital services) as well as monthly charges for customer equipment rental. Premium revenues consist of monthly subscription fees for programming provided on a per-channel basis. Internet revenues consist of monthly subscription fees and cable modem installation charges. Digital services revenue includes monthly subscription fees for tiers of digital programming and fees charged for pay-per-view movies, concerts and sporting events. In addition, other revenues are derived from installation and reconnection fees charged to subscribers to commence service, late payment fees, franchise fees, advertising revenues and commissions related to the sale of goods by home shopping services. At December 31, 2002, the Company had 64,877 basic subscribers and 24,187 premium subscriptions, representing basic penetration of 49.9% and premium penetration of 37.3%. The table below sets forth, for the periods indicated, the percentage of the Company's total revenues attributable to the various sources:

                                     YEAR ENDED DECEMBER 31,
                              2000             2001            2002
                              ----             ----            ----
Basic                           79.1 %           74.9 %          72.3 %
Premium                          7.4              7.3             7.1
Internet                         5.1              8.2            10.2
Digital                          0.9              2.6             3.8
Other                            7.5              7.0             6.6
                        -------------    -------------   -------------
                               100.0 %          100.0 %         100.0 %
                        =============    =============   =============

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

Significant Leverage. At December 31, 2002, the Company's debt was $118.0 million, its total assets were $45.4 million, and its partners' deficit was $82.6 million. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its Notes. On March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. To date, all $30 million of the available credit has been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

As a result of its significant leverage and its current financial condition, the Company failed to make the February 15, 2003 interest payment due on its Notes. Because the Company failed to make the interest payment on the Notes by March 18, 2003, an event of default occurred under the Indenture which governs the Notes. Such event of default also constitutes an event of default under the Company's senior credit facility. In addition, the Company expects that it will fail to satisfy the facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases to 2.1-to-1 (See " -- Financial Condition, Liquidity and Capital Resources" section for more details).

RESULTS OF OPERATIONS:

The following table sets forth the percentage relationship that the various items bear to revenues for the periods indicated:

                                                                   YEAR ENDED DECEMBER 31,
                                                        2000              2001              2002
                                                        ----              ----              ----
     Revenues                                               100.0%            100.0%            100.0%
     System operating expenses                               58.1              63.0              63.4
     Non-system operating expenses                            5.6               5.3               5.0
     Depreciation and amortization                           24.2              25.5              22.9
                                                    --------------    --------------    --------------
     Operating income                                        12.1               6.2               8.7
     Interest expense, net                                   29.6              31.0              31.8
     Other expenses, net                                      0.3               0.0               0.0
                                                    --------------    --------------    --------------
     Loss before extraordinary item                         (17.8)            (24.8)            (23.1)
     Extraordinary gain due to
        extinguishment of debt                                 ---              4.8                ---
                                                    --------------    --------------    --------------
     Net loss                                               (17.8)%           (20.0)%           (23.1)%
                                                    ==============    ==============    ==============
     EBITDA margin                                           36.3%             31.8%             31.6%

RESULTS OF OPERATIONS -- YEAR ENDED DECEMBER 31, 2002 VERSUS YEAR ENDED DECEMBER 31, 2001:

Revenues. Revenues increased by $2.5 million, or 6.3%, from $39.8 million in 2001 to $42.3 million in 2002. This increase is primarily the result of an increase in the Company's basic, Internet and digital revenues from 2001 to 2002. Basic revenues increased by $800,000, or 2.7%, from 2001 to 2002 primarily as a result of rate increases the Company has taken since January 1, 2001. Internet revenues increased by $1.1 million, or 32.8%, from 2001 to 2002 as a result of both an increase in Internet subscribers and a rate increase taken on most high-speed Internet services during 2002. Digital revenues increased by $600,000, or 56.6%, from 2001 to 2002 as a result of both an increase in digital subscribers and a rate increase taken on most digital services during 2002. The rate increases discussed above, as well as the increase in Internet and digital subscribers, have caused the average total revenues per subscriber per month to go from $48.00 in 2001 to $52.91 in 2002. Average basic revenues per subscriber also increased going from $35.95 in 2001 to $38.28 in 2002.

Subscribers. At December 31, 2002 the Company had 64,877 subscribers which represents a decrease of 3,615 from the 68,492 subscribers at December 31, 2001. The Company believes that this decrease is largely the result of the increased availability and affordability of competitive video services from satellite dishes and other alternatives to traditional hardline cable service (See "Item
1. Business -- Competition"). The Company continues to respond to this competition with the introduction of advanced telecommunications services and aggressive marketing campaigns.

At December 31, 2002 the Company had approximately 8,000 high-speed Internet customers and approximately 3,800 dial-up Internet customers, for a total of approximately 11,800 Internet customers. This represents an increase of approximately 1,400, or 14%, from the approximately 10,400 Internet customers at December 31, 2001. In addition, the Company's digital services were in approximately 9,000 of its basic subscribers' homes as of December 31, 2002 as compared to a total of approximately 8,100 homes at December 31, 2001.

System Operating Expenses. System operating expenses increased 7.0% from $25.1 million in 2001 to $26.8 million in 2002. The primary reasons for this increase are expenses associated with the Company's launch of digital services in many of its systems, cost increases associated with higher programming rates and new programming launched in conjunction with rate increases, and an increase in technical expenses associated with additional staff and equipment repair costs necessary to provide better customer service. As a percentage of revenues, system operating expenses increased by .4% from 63.0% in 2001 to 63.4% in 2002.

Non-System Operating Expenses. Non-system operating expenses remained constant at $2.1 million in 2001 and 2002.

EBITDA. As a result of the foregoing, EBITDA in 2002 was $13.4 million, an increase of 5.7% from EBITDA in 2001 of $12.7 million.

Depreciation and Amortization. Depreciation and amortization decreased 4.7% from $10.2 million in 2001 to $9.7 million in 2002. This net decrease resulted from a $1.6 million reduction in amortization expense which is primarily the result of the amortization on goodwill and franchise operating rights being terminated as of January 1, 2002 pursuant to Statement of Financial Account Standards ("SFAS") No. 142 (See "--Effect of New Accounting Pronouncements" below). The decrease in amortization expense was partially offset by a $1.1 million increase in depreciation expense resulting primarily from the capital expenditures made as a part of the Company's Tennessee System upgrade as well as equipment costs associated with Internet and digital installations.

Interest Expense, Net. Interest expense, net was $13.5 million in 2002 which represents an increase of $1.1 million, or 8.9%, from 2001. This increase was primarily the result of an increase of $1.0 million in the interest on borrowings the Company had outstanding against its credit facility from 2001 to 2002.

Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item decreased from $9.9 million in 2001 to $9.8 million in 2002.

Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face value) of its 10- 3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment in 2001 as follows:



Face value of Notes purchased                                                      $12,000,000
Purchase price of Notes                                           9,720,000
Unamortized value of costs associated
   with Notes                                                       354,688
                                                          ------------------
                        Subtotal                                                    10,074,688
                                                                             ------------------
Extraordinary gain on extinguishment of debt                                        $1,925,312
                                                                             ==================



Net Loss. As a result of the foregoing factors, the Company had a net loss of $9.8 million in 2002 as compared to a net loss of $7.9 million in 2001.

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

Interest Expense, Net. Interest expense, net was $12.4 million in 2001 which represents an increase of $1.0 million, or 9.1%, from 2000. This increase was primarily the result of an increase of $1.9 million in the interest on borrowings the Company had outstanding against its credit facility from 2000 to 2001. This increase was partially offset by a reduction in interest expense of $1.1 million on the 10- 3/4% Senior Notes due to the $12 million (face value) of the Notes held by the Company since March 2, 2001. Both of these changes in interest expense, net are a direct result of the credit facility amendment dated March 2, 2001 as described in the "Financial Condition, Liquidity and Capital Resources" section below.

Loss before Extraordinary Item. As a result of the foregoing factors, the Company's loss before extraordinary item increased from $6.7 million in 2000 to $9.9 million in 2001.

Extraordinary Gain due to Debt Extinguishment. On March 2, 2001 the Company purchased $12 million (face value) of its 10-3/4% Series B Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain due to debt extinguishment in 2001 as follows:

        Face value of Notes purchased                                              $12,000,000
        Purchase price of Notes                                   9,720,000
        Unamortized value of costs associated
          with Notes                                                354,688
                                                          ------------------
                        Subtotal                                                    10,074,688
                                                                             ------------------
        Extraordinary gain on extinguishment of debt                                $1,925,312
                                                                             ==================



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

Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the

Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the senior credit facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization. The Company is otherwise paying its day-to-day obligations.

The Company has retained Financo as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a consensual restructuring of the Company's debt. In the event a consensual restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

In conjunction with the year end audit of the Company's financial statements, and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants have issued an audit opinion with respect to the Company's 2002 financial statements that includes an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether the Company's outstanding debt can be appropriately restructured. The financial statements and other financial information of the Company included herein do not include any adjustments that might result from the outcome of such uncertainties.

Net cash from operating activities were $2.6 million, $1.0 million and $400,000 for the years ended December 31, 2000, 2001 and 2002, respectively. Net cash used in investing activities, the majority of which was used for capital expenditures, was $3.0 million for the year ended December 31, 2002 as compared to $11.6 million for the year ended December 31, 2001. This decrease is primarily the result of a decrease in the number of rebuild / upgrade projects that the Company had in progress during the two years as well as a reduction in equipment costs associated with Internet and digital service installations. Cash flows from operating activities amounted to $6.4 million for the year ended December 31, 2002 which was comprised almost entirely of debt borrowings on the Company's credit facility. Cash flows from financing activities for the year ended December 31, 2001 were $10.1 million, which consisted of $23.5 million of borrowings the Company made against its credit facility net of $2.5 million of principal payments made on the credit facility, $1.2 million in costs associated with amending and restating the credit facility and $9.7 million used to repurchase $12 million (face value) of the Notes. Cash flows from financing activities for the year ended December 31, 2000 amounted to $2.5 million which consisted of $4.0 million of borrowings the Company made against its credit facility net of $1.5 million of principal payments on the credit facility.

Total assets decreased from $49.1 million at December 31, 2001 to $45.4 million at December 31, 2002. This decrease resulted primarily from a reduction in net property and equipment of $6.4 million as offset by a $3.8 million increase in cash and cash equivalents. The decrease in net property and equipment results from the 2002 depreciation expense as well as a substantial reduction in the amount of capital spending the company made in 2002 as compared to 2001, which is also the reason for the increase in cash and cash equivalents.

Total debt increased from $111.5 million at December 31, 2001 to $118.0 million at December 31, 2002. During the period from December 31, 2000 to March 2, 2001, the Company was in default of a debt to EBITDA ratio covenant under its credit facility. During the period from February 15, 2001 to March 2, 2001, the Company was also in default of its obligation to pay interest on its Notes. As discussed below, on March 2, 2001, the Company amended and restated its secured credit facility with new lenders which will permit it to borrow up to $30 million. At December 31, 2002 all $30 million of the available credit had been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face amount) of those Notes from affiliates of the lenders.

The Notes. The Company has outstanding an aggregate principal amount of $88,000,000 of its 10-3/4% Series B Senior Notes due 2004. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10-3/4% per annum and is payable semi-annually in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

As indicated above, because the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization.

The Credit Facility. The Company has a $30 million secured credit facility with various independent lenders that matures on March 2, 2004. To date, all $30 million of the available credit has been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face value) of the Notes from affiliates of the lenders.

The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA of no more than 9.20 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.20 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

As indicated above, the failure of the Company to pay the $5.375 million interest payment due February 15, 2003 on its Notes constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE

In conjunction with the year end audit of the Company's financial statements, and due to the current financial condition and liquidity position of the Company and the other matters described above, the Company's independent accountants have issued an audit opinion with respect to the Company's 2002 financial statements that includes an explanatory paragraph that expresses substantial doubt about the Company's ability to continue as a going concern. The ability of the Company to continue as a going concern will depend on whether its outstanding debt can be appropriately restructured. The financial statements and other financial information of the Company included herein do not include any adjustments that might result from the outcome of such uncertainties.

IMPACT OF INFLATION AND CHANGING PRICES:

The Company's costs and expenses are subject to inflation and price fluctuations. However, because changes in costs are generally passed through to subscribers, such changes historically have not had, and in the future are not expected to have, a material effect on the Company's results of operations.

CRITICAL ACCOUNTING POLICIES:

The management of the Company has evaluated the accounting policies used in the preparation of the accompanying financial statements and related notes and believes those policies to be reasonable and appropriate. In applying accounting principles in accordance with generally accepted accounting standards, the Company is required to make estimates and assumptions about future events that affect the amounts reported in our financial statements and the accompanying notes. Future events and their effects cannot be determined with absolute certainty. Therefore, the management of the Company must make estimates which require the exercise of judgment. Actual results could differ from these estimates, and any such differences may be material to the financial statements.

The Company considers an accounting estimate to be critical if: 1) the accounting estimate requires us to make assumptions about matters that were highly uncertain at the time the accounting estimate was made, and 2) changes in the estimate that are reasonably likely to occur from period to period, or use of different estimates that we reasonably could have used in the current period, would have a material impact on our financial condition or results of operations.

There are other items within our financial statements that require estimation, but are not deemed critical as defined above. Changes in estimates used in these and other items could have a material impact on our financial statements.

The Company believes the following represent its critical accounting policies:

LONG LIVED ASSETS

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

GOODWILL IMPAIRMENT

The Company annually tests goodwill for impairment. The Company tests goodwill utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions.

EFFECTS OF NEW ACCOUNTING PRONOUNCEMENTS:

On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company has tested its goodwill utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. After reviewing both of these methodologies, the Company believes that no impairment existed at December 31, 2002.

The effect of the adoption of SFAS No. 142 as of December 31, 2002 and 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:


        (in thousands)                          December 31, 2002                         December 31, 2001
                                         Gross        Accum.      Carrying          Gross       Accum.      Carrying
                                         Value        Amort.        Value           Value       Amort.        Value
                                         -----        ------        -----           -----       ------        -----
        Indefinite-lived intangibles:
          Goodwill                      $7,457         $567        $6,890          $7,457         $567       $6,890
          Franchise operating rights    16,656       11,682         4,974          16,656       11,682        4,974
                                      ---------    ---------     ---------      ----------   ----------    ---------
        Totals                         $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                      =========    =========     =========      ==========   ==========    =========

        Other intangible assets:
          Subscriber lists and non-
            compete agreements          $1,243         $877          $366          $1,243         $628         $615
                                      =========    =========     =========      ==========   ==========    =========




Amortization expense on the other intangible assets for 2002 was $248,640 and is expected to be $246,000, $110,000 and $11,000 in 2003, 2004 and 2005,
respectively.

Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 and 2000 net losses include amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the years ended December 31, 2002, 2001 and 2000.

                                                              Year Ended           Year Ended           Year Ended
                                                             December 31,         December 31,         December 31,
                                                                 2002                 2001                 2000
                                                                 ----                 ----                 ----
        Loss before extraordinary item                         ($9,765,776)         ($9,870,193)        ($6,737,892)
        Add back:
          Amortization of goodwill                                                      186,442             187,108
          Amortization of franchise operating rights                                  1,432,852           1,722,197
                                                         ------------------   ------------------   -----------------
        Adjusted loss before extraordinary item                 (9,765,776)          (8,250,899)         (4,828,587)
        Extraordinary gain due to debt extinguishment                                 1,925,312

                                                         ------------------   ------------------   -----------------
        Adjusted net loss                                      ($9,765,776)         ($6,325,587)        ($4,828,587)
                                                         ==================   ==================   =================

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

In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others." Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions are effective for all guarantees entered into, or modified, after December 31, 2002. The Company is in the process of evaluating the effect of this Interpretation on its financial statements.

In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company is in the process of evaluating the effect of this Interpretation on its Financial Statements.

RISK FACTORS:

WE ARE HIGHLY LEVERAGED, HAVE SIGNIFICANT DEBT SERVICE REQUIREMENTS AND CURRENTLY ARE IN DEFAULT

As of December 31, 2002, our total debt outstanding was $118.0 million, comprised of $30.0 million borrowed under our secured credit facility and $88 million due under our Notes.

Due to our current financial condition and liquidity position, we failed to pay the $5.375 million interest payment due February 15, 2003 on our Notes. Moreover, because we failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

It is to be noted that the event of default under the Indenture also constitutes an event of default under our senior credit facility. In addition, we do not expect to be in compliance with the facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by our senior creditor. Acceleration of payment demands by our creditors would have a material adverse effect on our operations, liquidity and capital resources, and would require us to seek restructuring through a Chapter 11 bankruptcy reorganization. We are otherwise paying our day-to-day obligations.

We have retained Financo as a financial advisor to consider options relating to refinancing and restructuring existing debt. In this role, Financo has begun discussions with our senior lender and certain holders of our subordinated debentures to pursue a consensual restructuring of our debt. In the event a consensual restructuring of our debt cannot be achieved, and any of our outstanding debt is declared immediately due and payable, we would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws.

OUR ABILITY TO CONTINUE AS A GOING CONCERN IS QUESTIONABLE

In conjunction with the year end audit of our financial statements, and due to our current financial condition and liquidity position and the other matters described above, our independent accountants have issued an audit opinion with respect to our 2002 financial statements that includes an explanatory paragraph that expresses substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will depend on whether our outstanding debt can be appropriately restructured. Our financial statements and other financial information included herein do not include any adjustments that might result from the outcome of such uncertainties.

WE COULD LOSE SUBSCRIBERS TO NEW TECHNOLOGIES

Since 1996, we have experienced increased competition from new technologies such as wireless cable services and DBS services. Due to regulatory changes, we also face potential competition from telephone companies. Also, many of our competitors have significantly greater financial resources than us. Thus, we have experienced significant subscriber loss during the past five years. We believe that one of the primary reasons for this loss in our subscriber base is the increased availability, affordability and increased marketing efforts of competitive video services from satellite dishes and other alternatives to traditional hardline cable service. Specifically, DBS has emerged as a significant competitor due to several factors including (i) a much heavier emphasis on marketing campaigns, (ii) a significant reduction in the cost of the equipment necessary for a customer to receive the DBS service and (iii) recent legislation that allows certain DBS customers to receive local broadcast programming (See "Part 1. Business -- Competition"). While we believe our strategy of upgrading certain Systems to provide enhanced video programming, Internet access and other advanced telecommunications services will allow us to remain competitive in most of our markets, there can be no assurance that this will be the case.

OUR NEW LINES OF BUSINESS INVOLVE ADDITIONAL RISK

While we do not have extensive experience providing Internet access and other advanced telecommunications services, at December 31, 2002 we had successfully launched commercial Internet service in certain portions of every Cluster.

         Some of the uncertainties associated with our offering Internet access through cable are:

         - customer acceptance of cable as an alternative to traditional dial up Internet access;

         - the competitive response of traditional ISPs, online services (such as The Microsoft Network and America Online) and long distance inter-exchange carriers (such as AT&T Corp., MCI Communications Corporation and Sprint Corporation), all of which currently offer Internet access on a large scale; and

         - the possibility that new technologies (including improved DBS offerings) may be developed which offer improved performance or other desirable features.

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

In addition, Systems which face "effective competition" in their local franchise area are not subject to any rate regulation. Federal law defines "effective competition" on a community specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing MVPs, or the presence of a competing MVP affiliated with a local telephone company.

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

OUR FRANCHISES ARE NON-EXCLUSIVE AND ARE SUBJECT TO RENEWAL

We operate our Systems under franchises granted by local authorities which are generally non-exclusive and subject to renewal and renegotiation from time to time. Each franchise is generally granted for a fixed term ranging from five to fifteen years but may be terminated if the franchisee fails to comply with the material provisions thereof. Our franchises typically impose conditions relating to the use and operation of the cable television system, including requirements relating to the payment of fees, system bandwidth capacity, customer service requirements, franchise renewal and termination. As of December 31, 2002, we had 10 franchises (representing 13.0% of our basic subscribers) expiring prior to 2005 and 42 franchises (representing 35.9% of our basic subscribers) expiring between 2005 and 2009. In addition, we had 4 franchises (representing 1.8% of our basic subscribers) which had expired prior to December 31, 2002 and are currently in renewal negotiations (See "Item 1. Business -- Franchises").

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

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

The Company did not hold, either during the years ended December 31, 2002 and 2001, or at December 31, 2002 or 2001, any market risk sensitive instruments. The Company has outstanding $88 million of its Notes with a fixed interest rate of 10.75%. In addition, at December 31, 2002, the Company had borrowings outstanding against its credit facility of $30.0 million with a fixed interest rate of 11.5%.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Pages FS-1 through FS-18 which are included in Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K of this Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

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

                         NAME                               AGE      FUNCTIONS PERFORMED
                 ------------------                         ---     ---------------------

                 William R. James........................   69      President and
                                                                    Chief Executive Officer
                 Daniel K. Shoemaker.....................   40      Chief Financial Officer
                 Scott A. Madison........................   45      Director of Engineering

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

ITEM 11.   EXECUTIVE COMPENSATION

The Company does not pay any compensation to the Directors or Executive Officers. The Partnership Agreement provides compensation to the General Partner for management services. Under the terms of the Partnership Agreement, the General Partner is entitled to an annual management fee equal to 4% of the Company's annual revenues, plus $5 multiplied by the average aggregate number of subscribers to the Systems owned by the Company during such year. The amount of the management fee was approximately $1,567,000, $1,638,000 and $1,500,000 in 2000, 2001 and 2002, respectively. No other amounts were paid to the General Partner by the Company in those years.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

James is the record and beneficial owner of all of the issued and outstanding shares of Finance Corp. The following table sets forth, at December 31, 2002, the partnership interests in James beneficially owned by: (a) each person known to James to beneficially own 5% or more of James' total partnership interests; and (b) each Director, each Executive Officer, and all Directors and Executive Officers as a group:


                         NAME AND ADDRESS OF
                          BENEFICIAL OWNER                                     TYPE OF INTEREST(1)     % OF CLASS
         -------------------------------------------------                     -------------------     ----------
         William R. James(2)...............................................    General partnership          *
         38710 Woodward Avenue, Suite 180                                      Limited partnership         3.2%
         Bloomfield Hills, Michigan 48304
         Daniel K. Shoemaker(3)............................................    General partnership          *
         38710 Woodward Avenue, Suite 180                                      Limited partnership          *
         Bloomfield Hills, Michigan 48304
         Scott A. Madison..................................................    None
         38710 Woodward Avenue, Suite 180
         Bloomfield Hills, Michigan 48304
         SCP Acquisition LLC...............................................    Limited partnership        88.1%
         767 Fifth Avenue, 45th Floor
         New York, New York  10153
         All Directors and Executive Officers as a group...................    General partnership          *
                                                                               Limited partnership         3.2%

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

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                                NUMBER OF SECURITIES
                                                                                              REMAINING AVAILABLE FOR
                                                                                               FUTURE ISSUANCE UNDER
                               NUMBER OF SECURITIES TO BE     WEIGHTED-AVERAGE EXERCISE      EQUITY COMPENSATION PLANS
                                ISSUED UPON EXERCISE OF     PRICE OF OUTSTANDING OPTIONS,      (EXCLUDING SECURITIES
                                  OUTSTANDING OPTIONS,           WARRANTS AND RIGHTS                 REFLECTED
       PLAN CATEGORY              WARRANTS AND RIGHTS            -------------------               IN COLUMN (a))
       -------------              -------------------                                              --------------

Equity compensation plans     A Class A limited             An amount not greater than                   0
approved by security          partnership interest of not   .625% of the aggregate fair
holders . . . . . . . . . .   less than 2.5% and not more   market value of all Class A
.. . . . .                     than 3.125%                   limited partnership interests
                                                            on the date immediately
                                                            preceding the date of exercise
Equity compensation plans                  0                              0                              0
not approved by security
holders . . . . . . . . . .
.. . . . .
          Total . . . . . .   A Class A limited             An amount not greater than                   0
                              partnership interest of not   .625% of the aggregate fair
                              less than 2.5% and not more   market value of all Class A
                              than 3.125%                   limited partnership interests
                                                            on the date immediately
                                                            preceding the date of exercise

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except as otherwise described in the response to "Item 11. Executive Compensation," none.

ITEM 14.  CONTROLS AND PROCEDURES

INTERNAL CONTROLS. The Company maintains a system of internal controls designed to provide reasonable assurance that: (i) transactions are executed in accordance with management's general or specific authorization; (ii) transactions are recorded as necessary to permit preparation of financial statements in conformity with generally accepted accounting principles, and to maintain accountability for assets; (iii) access to assets is permitted only in accordance with management's general or specific authorization; and (iv) the recorded accountability for assets is compared with the existing assets at reasonable intervals and appropriate action is taken with respect to any differences.

Under the supervision and with the participation of the Company's management, including the principal executive officer and principal financial officer, the Company has evaluated the effectiveness of the design and operation of the Company's internal controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of such evaluation.

DISCLOSURE CONTROLS AND PROCEDURES. The Company maintains disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) that are designed (i) to collect the information it is required to disclose in the reports it files with the SEC, and (ii) to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Under the supervision and with the participation of the Company's management, including the principal executive officer and the principal financial officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures. Such evaluation was conducted within the 90 days prior to the date of filing of this report. Based on such evaluation, the Company's management, including the principal executive officer and the principal financial officer have concluded that these procedures are effective.

  PART IV

  ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

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

    ITEM 601
    REGULATION S-K
    EXHIBIT REFERENCE
         NUMBER                         EXHIBIT DESCRIPTION

    12                                  Statement re computation of ratios.*

    21 List of subsidiaries of James: James Cable Finance Corp. (James Cable Finance Corp. has no subsidiaries.)

    24                                  Powers of Attorney.*

    (99)(a) Certification of Principal Executive Officer of James Cable Partners, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    (99)(b) Certification of Principal Financial Officer of James Cable Partners, L.P., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    (99)(c) Certification of Principal Executive Officer of James Cable Finance Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

    (99)(d) Certification of Principal Financial Officer of James Cable Finance Corp., pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

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


REPORTS ON FORM 8-K:

During the fourth quarter of 2002, the Company filed a Current Report on Form 8-K dated November 13, 2002, relating to certifications, pursuant to 18 U.S.C.
Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, by the Company's chief executive officer and chief financial officer for the Quarterly Report on Form 10-Q for the quarter ended September 30, 2002.

    INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES:

                                                                                                   10-K
                                                                                                   Report
                                                                                                   page(s)
                                                                                                   -------
    James Cable Partners, L.P. and Subsidiary:
       Independent Auditors' Report.............................................................     FS-1
       Consolidated balance sheets as of December 31, 2001 and 2002.............................     FS-2
       Consolidated statements of operations for each of the years ended December 31, 2000,
       2001 and 2002............................................................................     FS-3
       Consolidated statements of partners' deficit for each of the years ended December 31,
       2000, 2001 and 2002......................................................................     FS-4
       Consolidated statements of cash flows for each of the years ended December 31, 2000,
       2001 and 2002............................................................................     FS-5
       Notes to consolidated financial statements...............................................     FS-6
    James Cable Finance Corp.:
       Independent Auditors' Report.............................................................     FS-16
       Balance sheets as of December 31, 2001 and 2002..........................................     FS-17
       Notes to balance sheets..................................................................     FS-18

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

INDEPENDENT AUDITORS' REPORT



To the Partners of
James Cable Partners, L.P.
Bloomfield Hills, Michigan

We have audited the accompanying consolidated balance sheets of James Cable Partners, L.P. (the "Partnership") (a Delaware Limited Partnership) as of December 31, 2002 and 2001, and the related consolidated statements of operations, partners' deficit and cash flows for each of the three years ended December 31, 2002. These consolidated financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the consolidated financial position of James Cable Partners, L.P. and subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that James Cable Partners, L.P. and subsidiaries will continue as a going concern. As discussed in Note 1, the Partnership is in default of its obligation to pay interest on their Series B Senior Notes, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002.



Detroit, Michigan
February 28, 2003

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                           CONSOLIDATED BALANCE SHEETS

                                                                                                    December 31,
                                                                                         -----------------------------------
                                                                                            2001                   2002
                                                                                            ----                   ----
                                     ASSETS
Cash and cash equivalents                                                               $     567,404          $   4,370,013
Accounts receivable - Subscribers (net of allowance for doubtful
   accounts of $15,852 in 2001 and $90,301 in 2002)                                         4,024,248              4,186,246
Prepaid expenses and other assets (Note 5)                                                    549,900                415,409
Property and equipment:
   Cable television distribution systems and equipment                                    104,257,833            106,671,591
   Land and land improvements                                                                 333,958                334,708
   Buildings and improvements                                                               1,053,242              1,053,242
   Office furniture and fixtures                                                            4,549,932              4,943,071
   Vehicles                                                                                 5,083,292              5,325,389
                                                                                        -------------          -------------
       Total                                                                              115,278,257            118,328,001
   Less accumulated depreciation                                                          (85,999,799)           (95,436,827)
                                                                                        -------------          -------------
       Total                                                                               29,278,458             22,891,174
Deferred financing costs (net of accumulated amortization of $2,407,372
   in 2001 and $3,293,146 in 2002)                                                          2,094,469              1,291,064
Goodwill  (Note 1)                                                                          6,890,588              6,890,588
Other indefinite lived intangible assets (Note 1)                                           4,973,797              4,973,797
Intangible assets, net (Note 2)                                                               614,892                366,254
Deposits                                                                                       65,260                 64,080
                                                                                        -------------          -------------
        Total assets                                                                    $  49,059,016          $  45,448,625
                                                                                        =============          =============

                        LIABILITIES AND PARTNERS' DEFICIT
Liabilities:
       Debt (Note 3)                                                                    $ 111,500,000          $ 118,000,000
       Accounts payable                                                                       701,812                179,821
       Accrued expenses (Note 5)                                                            2,739,611              2,808,937
       Accrued interest on debt (Note 3)                                                    3,547,499              3,547,499
       Unearned revenue                                                                     3,411,759              3,521,696
       Subscriber deposits                                                                     17,703                 15,816
                                                                                        -------------          -------------
        Total                                                                             121,918,384            128,073,769
Commitments and contingencies (Notes 4 and 6)                                                 --                     --
Partners' deficit:
   Limited Partners ("L.P.")                                                              (66,597,103)           (76,270,270)
   General Partner ("G.P.")                                                                (6,262,265)            (6,354,874)
                                                                                        -------------          -------------
        Total                                                                             (72,859,368)           (82,625,144)
                                                                                        -------------          -------------
        Total liabilities and partners' deficit                                         $  49,059,016          $  45,448,625
                                                                                        =============          =============

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                  Year Ended December 31,
                                                                   ------------------------------------------------------
                                                                         2000              2001               2002
                                                                         ----              ----               ----


Revenues                                                           $     37,893,244   $    39,807,095    $    42,312,066
System operating expenses (excluding
       depreciation and amortization)                                    22,010,978        25,063,710         26,816,774

Non-system operating expenses:
       Management fee (Note 5)                                            1,566,644         1,638,487          1,500,000
       Other                                                                568,059           452,641            624,107
                                                                   -----------------  ----------------   ----------------
            Total non-system operating expenses                           2,134,703         2,091,128          2,124,107

Depreciation and amortization                                             9,163,834        10,164,982          9,685,668
                                                                   -----------------  ----------------   ----------------
            Operating income                                              4,583,729         2,487,275          3,685,517
Interest and other:
       Interest expense                                                 (11,309,334)      (12,369,276)       (13,479,192)
       Interest income                                                       96,394            28,718             27,899
       Other (Note 3)                                                      (108,681)          (16,910)                 0
                                                                   -----------------  ----------------   ----------------
            Total interest and other                                    (11,321,621)      (12,357,468)       (13,451,293)
                                                                   -----------------  ----------------   ----------------

Loss before extraordinary item                                           (6,737,892)       (9,870,193)        (9,765,776)

Extraordinary gain due to extinguishment
       of debt (Note 3)                                                           0         1,925,312                  0
                                                                   -----------------  ----------------   ----------------

            Net loss                                               $     (6,737,892)  $    (7,944,881)   $    (9,765,776)
                                                                   =================  ================   ================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                  CONSOLIDATED STATEMENTS OF PARTNERS' DEFICIT

                                                                     Limited               General
                                                                     Partners              Partner                 Total
                                                                -------------------   -------------------    ------------------

Balance, January 1, 2000                                        $      (52,314,823)   $       (5,867,993)    $     (58,182,816)
       Net loss                                                         (6,418,961)             (318,931)           (6,737,892)
       Capital contribution                                                  6,221                     0                 6,221
                                                                -------------------   -------------------    ------------------
Balance, December 31, 2000                                             (58,727,563)           (6,186,924)          (64,914,487)
       Net loss                                                         (7,869,540)              (75,341)           (7,944,881)
                                                                -------------------   -------------------    ------------------
Balance, December 31, 2001                                             (66,597,103)           (6,262,265)          (72,859,368)
       Net loss                                                         (9,673,167)              (92,609)           (9,765,776)
                                                                -------------------   -------------------    ------------------
Balance, December 31, 2002                                      $      (76,270,270)   $       (6,354,874)    $     (82,625,144)
                                                                ===================   ===================    ==================

                 See notes to consolidated financial statements.

                    JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                               Year Ended December 31,
                                                                 -----------------------------------------------------
                                                                        2000               2001              2002
                                                                        ----               ----              ----
Cash Flows from Operating Activities:
       Net loss                                                  $    (6,737,892)   $    (7,944,881)  $    (9,765,776)
       Adjustments to reconcile net loss to net
            cash from operating activities:
            Depreciation                                               7,016,364          8,297,048         9,437,028
            Amortization                                               2,147,470          1,867,934           248,640
            Noncash interest expense                                     630,885            826,807           885,774
            Capital contribution                                           6,221
            Extraordinary gain on extinguishment of debt                                 (1,925,312)
            (Increase) decrease in assets:
                 Accounts receivable                                    (273,358)          (394,446)         (161,998)
                 Prepaid expenses                                         29,591           (398,856)          134,491
                 Deposits                                                  6,900            (51,318)            1,180
            (Decrease) increase in liabilities:
                 Accounts payable                                       (156,295)           585,519          (521,991)
                 Accrued expenses                                       (152,519)           307,463            69,326
                 Accrued interest on debt                                      0           (483,750)                0
                 Unearned revenue                                         63,764            275,690           109,937
                 Subscriber deposits                                      (1,772)            (1,976)           (1,887)
                                                                 ----------------   ----------------  ----------------
                    Total adjustments                                  9,317,251          8,904,803        10,200,500
                                                                 ----------------   ----------------  ----------------

Net cash flows from operating activities                               2,579,359            959,922           434,724

Cash Flows used in Investing Activities:
       Purchase of Internet businesses                                   (41,600)
       Purchase of Lusk, Wyoming fiber                                  (225,000)
       Additions to property and equipment                            (9,056,289)       (11,601,331)       (3,049,744)
                                                                 ----------------   ----------------  ----------------

Net cash flows used in operating activities                           (9,322,889)       (11,601,331)       (3,049,744)

Cash Flows from Financing Activities:
       Principal payments on debt                                     (1,500,000)        (2,500,000)
       Proceeds from debt borrowings                                   4,000,000         23,500,000         6,500,000
       Costs associated with credit facility amendment                                   (1,170,077)          (82,371)
       Purchase of 10-3/4% Senior Notes                                                  (9,720,000)
                                                                 ----------------   ----------------  ----------------

Net cash flows from financing activities                               2,500,000         10,109,923         6,417,629
                                                                 ----------------   ----------------  ----------------

Net (Decrease) Increase in Cash and
       Cash Equivalents                                               (4,243,530)          (531,486)        3,802,609

Cash and Cash Equivalents, Beginning of Year                           5,342,420          1,098,890           567,404
                                                                 ----------------   ----------------  ----------------

Cash and Cash Equivalents, End of Year                           $     1,098,890    $       567,404   $     4,370,013
                                                                 ================   ================  ================

Supplemental Disclosure of Cash Flow Information -
       Cash paid for interest during the period
       (Net of amounts capitalized and amounts paid
       on Company owned Senior Notes)                            $    10,644,220    $    12,086,188   $    12,593,417
                                                                 ================   ================  ================

                 See notes to consolidated financial statements.

                   JAMES CABLE PARTNERS, L.P. AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      NATURE OF OPERATIONS - James Cable Partners, L.P., a Delaware limited partnership ("James"), was formed on January 12, 1988. James has system locations in Alabama, Colorado, Wyoming, Oklahoma, Texas, Florida, Tennessee, Louisiana and Georgia. James' principal investment objective is to realize capital appreciation through the acquisition, ownership, control, and operations of cable television systems.

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

      PROPERTY, PLANT AND EQUIPMENT are recorded at cost. For the years ended December 31, 2001 and 2002, the Company capitalized interest of $181,245 and $91,869, respectively. Depreciation is computed using accelerated methods. Estimated useful lives for major categories are as follows:


                                                                   YEARS
      Buildings and improvements                               31.5 and 39
      Cable television distribution systems                          7
      Office furniture and fixtures                                5 - 7
      Vehicles                                                       5





      INTANGIBLE ASSETS consist of subscriber lists, franchise operating rights and covenants not to compete acquired in connection with acquisitions. Also included is goodwill, which is the amount by which the cost of acquisitions exceeded the fair values assigned to assets acquired. Intangible assets are amortized using the straight-line method over periods up to 40 years. Pursuant to Statement of Financial Accounting Standards ("SFAS") No. 142, and as discussed below, the Company, effective January 1, 2002, no longer amortizes its franchise operating rights and goodwill.

      DEFERRED FINANCING COSTS in connection with the refinancing (Note 3) are being amortized on the straight-line method over 3 years for the credit facility and 7 years for the 10-3/4% Senior Notes due 2004.

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

      IMPACT OF RECENTLY ADOPTED ACCOUNTING PRINCIPLES -- On July 20, 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 requires that goodwill and other intangible assets with indefinite useful lives no longer be amortized, but be tested for impairment at least annually.

        The Company adopted SFAS No. 142 on January 1, 2002, as required by the new statement. Upon adoption, the Company no longer amortizes goodwill and other indefinite lived intangible assets, which consist of cable franchise operating rights. The Company has tested its goodwill utilizing a discounted cash flow method as well as assessing a fair market value based on current per subscriber market conditions. After reviewing both of these methodologies, the Company believes that no impairment existed at December 31, 2002.

        The effect of the adoption of SFAS No. 142 as of December 31, 2002 and 2001 is presented in the following table (in thousands) which includes only those assets which were not fully amortized prior to December 31, 2001:

 (in thousands)                             December 31, 2002                          December 31, 2001
                                     Gross        Accum.       Carrying         Gross       Accum.       Carrying
                                     Value        Amort.        Value           Value       Amort.        Value
                                     -----        ------        -----           -----       ------        -----
 Indefinite-lived intangibles:
   Goodwill                            $7,457         $567        $6,890          $7,457         $567       $6,890
   Franchise operating rights          16,656       11,682         4,974          16,656       11,682        4,974
                                  ------------  -----------   -----------    ------------ ------------  -----------
 Totals                               $24,113      $12,249       $11,864         $24,113      $12,249      $11,864
                                  ============  ===========   ===========    ============ ============  ===========

 Other intangible assets:
   Subscriber lists and non-
      compete agreements               $1,243         $877          $366          $1,243         $628         $615
                                  ============  ===========   ===========    ============ ============  ===========




        Amortization expense on the other intangible assets for 2002 was $248,640 and is expected to be $246,000, $110,000 and $11,000 in 2003,
      2004 and 2005, respectively.

        Since the Company was not required to adopt SFAS No. 142 until January 1, 2002, the 2001 and 2000 net losses include amortization of goodwill and franchise operating rights. Thus, the table below presents comparative net loss amounts for the years ended December 31, 2002, 2001 and 2000.

                                                           Year Ended           Year Ended           Year Ended
                                                          December 31,         December 31,         December 31,
                                                              2002                 2001                 2000
                                                              ----                 ----                 ----
 Loss before extraordinary item                              ($9,765,776)         ($9,870,193)        ($6,737,892)
 Add back:
   Amortization of goodwill                                                           186,442             187,108
   Amortization of franchise operating rights                                       1,432,852           1,722,197
                                                       ------------------   ------------------   -----------------
 Adjusted loss before extraordinary item                      (9,765,776)          (8,250,899)         (4,828,587)
 Extraordinary gain due to debt extinguishment                                      1,925,312

                                                       ------------------   ------------------   -----------------
 Adjusted net loss                                           ($9,765,776)         ($6,325,587)        ($4,828,587)
                                                       ==================   ==================   =================



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

        In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others."

      Interpretation No. 45 requires the guarantor to recognize a liability for the non-contingent component of a guarantee; that is, the obligation to stand ready to perform in the event that specified triggering events or conditions occur. The initial measurement of this liability is the fair value of the guarantee at inception. The recognition of the liability is required even if it is not probable that payments will be required under the guarantee or if the guarantee was issued with a premium payment or as part of a transaction with multiple elements. Interpretation No. 45 also requires additional disclosures related to guarantees. The disclosure requirements are effective for interim and annual financial statements for periods ending after December 15, 2002. The recognition and measurement provisions are effective for all guarantees entered into, or modified, after December 31, 2002. The Company is in the process of evaluating the effect of this Interpretation on its financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities." The Interpretation may have an effect on existing practice because it requires existing variable interest entities to be consolidated if those entities do not effectively disperse risks among the parties involved. The Interpretation is effective immediately for all variable interest entities created after January 31, 2003. All variable interest entities created before February 1, 2003 shall apply the provisions of this Interpretation no later than the beginning of the first interim or annual reporting period after June 15, 2003. The Company is in the process of evaluating the effect of this Interpretation on its Financial Statements.

      FAIR VALUES OF FINANCIAL INSTRUMENTS - The carrying values of cash and cash equivalents, accounts receivable, accounts payable and the Credit Facility (Note 3) approximate fair market value due to the short-term of maturities of these instruments.

          The estimated fair value of the Company's Notes (Note 3) have been determined using available market information. However, considerable judgement is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein may not be indicative of the amounts that the Company could realize in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts. In addition, the circumstances discussed below in "Going Concern and Management's Plans" may have a substantial impact on the fair value of the Notes. The fair value of the Notes (in millions):

                          December 31, 2001                December 31, 2002
                     -----------------------------    -----------------------------
                        Carrying        Fair             Carrying        Fair
                         Amount         Value             Amount         Value
                         ------         -----             ------         -----

          The Notes         $88           $62                $88           $44



      GOING CONCERN AND MANAGEMENT'S PLANS

          The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its 10 3/4% Notes due August 15, 2004 (the "Notes"). Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the

      Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

         It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the senior credit facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization. The Company is otherwise paying its day-to-day obligations. The Company's event of default raises substantial doubt about its ability to continue as a going concern.

         The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a consensual restructuring of the Company's debt. In the event a consensual restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability of recorded assets or amounts of liabilities that might be necessary if the Company is unable to continue as a going concern.

2.    INTANGIBLE ASSETS

      Intangible assets consist of the following:

                                                                      2001                2002
         Subscriber lists                                        $ 12,122,320        $ 12,122,320
         Covenants not to compete                                  13,104,200          13,104,200
         Organization costs                                         1,248,020           1,248,020
                                                                 -------------       -------------
               Total                                               26,474,540          26,474,540
         Less accumulated amortization                            (25,859,648)        (26,108,286)
                                                                 -------------       -------------

         Total                                                   $    614,892           $ 366,254
                                                                 =============       =============





3.    DEBT

         At December 31, 2002 the Company's total debt was $118.0 million, comprised of $30.0 million borrowed under its secured credit facility and $88.0 million due under the Notes (see discussion below for more details on both the credit facility and the Notes).

      Debt consists of the following:

                                                                            2001                2002
10-3/4% Series B Senior Notes due 2004                              $     88,000,000    $     88,000,000
Bank Credit Facility                                                      23,500,000          30,000,000
                                                                    ----------------    ----------------

Total                                                               $    111,500,000    $    118,000,000
                                                                    ================    ================

      THE NOTES -- The Company has outstanding an aggregate principal amount of $88,000,000 of its Notes. The Notes are general senior unsecured obligations of the Company that mature on August 15, 2004 and rank equally in right of payment with all other existing and future unsubordinated indebtedness of the Company and senior in right of payment to any subordinated obligations of the Company. The Notes are effectively subordinated in right of payment to all secured indebtedness of the Company. Interest on the Notes accrues at the rate of 10 3/4% per annum and is payable semi-annually in cash in arrears on February 15 and August 15, which commenced on February 15, 1998, to holders of record on the immediately preceding February 1 and August 1. Interest on the Notes accrues from the most recent date to which interest has been paid. Interest is computed on the basis of a 360-day year comprised of twelve 30-day months.

         There is no public market for the Notes. The Company has not and does not intend to list the Notes on any securities exchange or to seek approval for quotation through any automated quotation system.

         As indicated in Note 1 above, because the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization.

      THE CREDIT FACILITY -- The Company has a $30 million secured credit facility with various independent lenders that matures on March 2, 2004. To date, all $30 million of the available credit has been drawn down to pay accrued interest on the Company's Notes and to purchase $12 million (face value) of the Notes from affiliates of the lenders.

         The Credit Facility, which is secured by a first priority lien on and security interest in substantially all of the assets of the Company, accrues interest at a fixed rate of 11.5% which is payable on a quarterly basis in arrears. The Credit Facility contains certain covenants, and provides for certain events of default, customarily contained in facilities of a similar type. Among other things, the Credit Facility requires the Company to (i) maintain the ratio of its total debt to annualized six-month EBITDA (EBITDA, for the Company, is calculated in the table below) of no more than 9.20 to 1 and (ii) maintain a senior debt ratio (that is, the ratio of debt under the Credit Facility to annualized six-month EBITDA) of no more than 2.20 to 1. In addition, the Credit Facility imposes limitations on the amount of capital expenditures that the Company can make for the remainder of the term. Generally, capital expenditures are limited to $12 million per annum plus any unused portion of the capital expenditure allowance from the previous year.

                      Calculation of EBITDA for the Company
                             (Amounts in thousands)


                                         2000          2001          2002
                                         ----          ----          ----
Operating income                       $  4,584      $  2,487      $  3,685
Add back depreciation and
     amortization                         9,164        10,165         9,686
                                    -------------------------------------------
EBITDA                                 $ 13,748      $ 12,652      $ 13,371
                                    ===========================================

         As indicated in Note 1 above, the failure of the Company to pay the $5.375 million interest payment due February 15, 2003 on its Notes constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization.

         As discussed above, the Company purchased $12 million (face amount) of its 10-3/4% Senior Notes from affiliates of its credit facility lenders. These Notes were purchased at a discounted price of .81 and, thus, the Company recognized an extraordinary gain on the extinguishment of debt as follows:

Face value of Notes purchased                                             $  12,000,000
Purchase price of Notes                                      9,720,000
Unamortized value of costs associated
    with the Notes                                             354,688
                                                     ------------------
                      Subtotal                                               10,074,688
                                                                        -----------------
Extraordinary gain on extinguishment of debt                              $   1,925,312
                                                                        =================

         In addition, the Company has paid administrative and other fees to the debt holders for maintenance and services related to the debt. Amounts paid in the years ended December 31, 2000, 2001 and 2002 were $109,531, $16,910 and $0, respectively.

4.    COMMITMENTS AND CONTINGENCIES

          The Company leases office space under operating leases which expire at varying dates through 2004. Total rental expense, including month-to-month rentals, was approximately $112,600, $125,700 and $121,300 for the years ended December 31, 2000, 2001 and 2002, respectively.

          The Company is committed to monthly pole rentals of approximately $54,600 as of December 31, 2002, to various utilities and cities. These agreements are subject to termination rights by both parties.

5.    RELATED PARTY TRANSACTIONS

      The Company has an agreement with the general partner to operate and manage its cable systems. The fee for management services, in accordance with the Company's Partnership Agreement, is equal to 4% of annual revenues plus $5.00 per average annual subscriber.

         Management fees paid by the Company to the general partner amounted to $1,566,644, $1,638,487 and $1,500,000 in the years ended December 31,
      2000, 2001 and 2002, respectively.

          Included in prepaid expenses and other assets are amounts receivable from related parties which total $20,292 and $14,809 for the years ended December 31, 2001 and 2002, respectively.

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

         The Cable Television Consumer Protection and Competition Act of 1992 (the "1992 Cable Act") imposed an extensive rate regulation regime on the cable television industry. Under that regime, all cable systems are subject to rate regulation, unless they face "effective competition" in their local franchise area. Federal law now defines "effective competition" on a community-specific basis as requiring either low penetration (less than 30%) by the incumbent cable operator, appreciable penetration (more than 15%) by competing multichannel video providers ("MVPs"), or the presence of a competing MVP affiliated with a local telephone company.

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

         The FCC formerly administered rate regulation of cable programming service tiers ("CPST"), which typically contain satellite-delivered programming. However, the Telecommunications Act of 1996 (the "1996 Telecom Act") eliminated CPST regulation effective March 31, 1999. Accordingly, the FCC cannot act on CPST rate increases that occur after that date.

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

         In an effort to ease the regulatory burden on small cable systems, the FCC created special rate rules applicable for systems with fewer than 15,000 subscribers owned by an operator with fewer than 400,000 subscribers. The special rate rules allow for a vastly simplified cost-of-service showing. The Company is eligible for these simplified cost-of-service rules, and has calculated its rates generally in accordance with those rules.

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

         In addition, certain provisions of the 1992 Cable Act could, in the future, have a material adverse effect on the Company's business. In particular, the 1992 Cable Act conveyed to broadcasters the right generally to elect either to require (i) the local cable operator to carry their signal or (ii) that such operator obtain the broadcaster's consent before doing so. To date, compliance with these provisions has not had a material effect on the Company, although this result may change in the future depending on such factors as market conditions, channel capacity and similar matters when such arrangements are renegotiated. In this regard, a rulemaking is now pending at the FCC regarding the imposition of dual digital and analog must carry provisions.

         In 2001, the FCC granted a pole attachment complaint brought by the Company, and other Alabama cable operators, against Alabama Power Company ("APC"). The Company initiated the complaint as a result of APC's imposition of significant pole rental rate increases (more than 500% for the Company), APC's refusal to engage in good faith negotiations and the threat, by APC, to terminate existing pole attachment agreements. APC, and other pole companies, appealed the FCC order to the U.S. Court of Appeals for the Eleventh Circuit. On November 14, 2002, the Eleventh Circuit issued its decision rejecting APC's appeal and reaffirming the rulings of the FCC in favor of the Company. Although the Eleventh Circuit denied APC's request to re-hear the case, the Court nevertheless stayed the effect of the decision outside of the Eleventh Circuit while APC appeals to the United States Supreme Court. It is anticipated that the United State Supreme Court will decide whether it will hear the case by the Fall of 2003.

         Other electric utilities have also proposed substantial pole attachment rental rate increases. For example, Georgia Power Company, an affiliate of APC, which also provides pole attachments to the Company, has proposed an even greater increase than APC, as well as an onerous new pole attachment agreement. A complaint, filed by the Company and other Georgia cable operators, is currently pending at the FCC. On October 8, 2002, the FCC rejected the same Georgia Power pole rental rate in a separate legal proceeding not involving the Company. Depending on the final outcome of these proceedings, as well as other disputes that may arise in the future, the Company could experience a significant increase in its pole attachment rental costs. Such an increase, if ultimately supported by a final, non-appealable order by a court of competent jurisdiction, could negatively affect the Company's operations.

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

7.    QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

         The following is a condensed summary of the Company's unaudited quarterly results of operations for the years ended December 31, 2002 and 2001.

                                                                 Year Ended December 31, 2002
                                                   First      Second       Third       Fourth       Total
                                                   -----      ------       -----       ------       -----
                                                                  (in thousands of dollars)
Revenues                                          $  10,458   $  10,756    $  10,511   $  10,587   $  42,312
System operating expenses (excluding
   depreciation and amortization)                     6,651       6,786        6,717       6,663      26,817
Net loss                                             (2,183)     (2,217)      (2,021)     (3,345)     (9,766)

                                                                 Year Ended December 31, 2001
                                                   First      Second       Third       Fourth       Total
                                                   -----      ------       -----       ------       -----
                                                                  (in thousands of dollars)
Revenues                                          $   9,881   $   9,950    $   9,886   $  10,090   $  39,807
System operating expenses (excluding
   depreciation and amortization)                     5,966       6,156        6,495       6,447      25,064
Net income (loss)                                        94      (2,192)      (2,834)     (3,013)     (7,945)

         First quarter 2001 net income included an extraordinary gain due to debt extinguishment of $1.9 million (see Note 3).

INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Shareholder of James Cable Finance Corp.
Bloomfield Hills, Michigan

We have audited the accompanying balance sheets of James Cable Finance Corp. (a wholly owned subsidiary of James Cable Partners, L.P., a Delaware Limited Partnership) (the "Finance Corp.") as of December 31, 2002 and 2001. These balance sheets are the responsibility of the Finance Corp.'s management. Our responsibility is to express an opinion on these balance sheets based on our audits.

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

In our opinion, such balance sheets present fairly, in all material respects, the financial position of Finance Corp. at December 31, 2002 and 2001 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that Finance Corp. will continue as a going concern. As discussed in Note 1, James Cable Partners, L.P. and Finance Corp. are in default of their obligation to pay interest on the Series B Senior Notes, which raises substantial doubt about Finance Corp.'s ability to continue as a going concern. Management's plans in regard to this matter are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






Detroit, Michigan
February 28, 2003

                            JAMES CABLE FINANCE CORP.
      (A wholly owned subsidiary of James Cable Partners, L.P., a Delaware
                              Limited Partnership)

                                 BALANCE SHEETS

                                                                                                      DECEMBER 31,
                                                                                                 2001            2002
                                                                                                 ----            ----
                                                        ASSETS
                                                        ------
Cash and cash equivalents                                                                          $1,000          $1,000
                                                                                             =============   =============

                                                 SHAREHOLDER'S EQUITY
                                                 --------------------
Shareholder's equity - Common stock, no par value  (1,000 shares issued and outstanding)           $1,000          $1,000
                                                                                             =============   =============


                          See notes to balance sheets.

                           JAMES CABLE FINANCE CORP.
      (A WHOLLY-OWNED SUBSIDIARY OF JAMES CABLE PARTNERS, L.P., A DELAWARE
                              LIMITED PARTNERSHIP)

                             NOTES TO BALANCE SHEETS


1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

ORGANIZATION

      James Cable Finance Corp. ("Finance Corp."), a Michigan corporation, is a wholly-owned subsidiary of James Cable Partners, L.P. ("James" and together the "Company"), a Delaware limited partnership, and was organized on June 19, 1997 (the "Date of Inception") for the sole purpose of acting as co-issuer with James of $100 million aggregate principal amount of the 10-3/4% Senior Notes due August 15, 2004 (the "Notes"). Finance Corp. has nominal assets and does not have (and is not expected to have) any material operations.

GOING CONCERN AND MANAGEMENT'S PLANS

      The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Due to its current financial condition and liquidity position, the Company failed to pay the $5.375 million interest payment due February 15, 2003 on its Notes. Moreover, because the Company failed to pay such interest payment on the Notes by March 18, 2003, an event of default under the Indenture under which the Notes were issued has occurred. Consequently, either the trustee under the Indenture governing the Notes, or the holders of 25% in principal amount of the Notes now outstanding, could declare such Notes to be immediately due and payable.

      It is to be noted that the event of default under the Indenture also constitutes an event of default under the Company's senior credit facility. In addition, the Company does not expect to be in compliance with the senior credit facility's senior debt coverage ratio on March 31, 2003 when that ratio decreases from 2.2-to-1 to 2.1-to-1. Such defaults could lead to an acceleration of payment demand by the Company's senior creditor. Acceleration of payment demands by the Company's creditors would have a material adverse effect on the Company's operations, liquidity and capital resources, and would require the Company to seek restructuring through a Chapter 11 bankruptcy reorganization. The Company is otherwise paying its day-to-day obligations. The Company's event of default raises substantial doubt about its ability to continue as a going concern.

      The Company has retained Financo Restructuring Group ("Financo") as a financial advisor to consider options relating to refinancing and restructuring its existing debt. In this role, Financo has begun discussions with the Company's senior lender and certain holders of the Company's subordinated debentures to pursue a consensual restructuring of the Company's debt. In the event a consensual restructuring of the Company's debt cannot be achieved, and any of the Company's outstanding debt is declared immediately due and payable, the Company would not be able to pay such amounts and would seek to reorganize under the provisions of the federal bankruptcy laws. The financial statements do not include any adjustments relating to the recoverability of recorded assets or amounts of liabilities that might be necessary if the Company is unable to continue as a going concern.

2. STATEMENTS OF OPERATIONS, SHAREHOLDER'S EQUITY AND CASH FLOWS

      Since there were no operations in the Finance Corp. from the Date of Inception through December 31, 2002, a Statement of Operations, a Statement of Shareholder's Equity and a Statement of Cash Flows have not been presented.

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

                                        Date: March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                           Title                                     Date
    ---------                           -----                                     ----
     /s/ William R. James               Person performing functions similar to
    ---------------------               a director and a principal executive      March 28, 2003
    William R. James                    officer

     /s/ Daniel K. Shoemaker            Person performing functions similar to    March 28, 2003
    ------------------------            a director, a principal financial
    Daniel K. Shoemaker                 officer, and a principal accounting
                                        officer

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

                           JAMES CABLE PARTNERS, L.P.
                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, William R. James, certify that:

1. I have reviewed this annual report on Form 10-K of James Cable Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      /s/  William R. James
                                          ---------------------
                                          William R. James
                                          President of Jamesco, Inc., a general
                                          partner of James Communications
                                          Partners, the general partner of James
                                          Cable Partners, L.P.
                                          (Principal Executive Officer)

                           JAMES CABLE PARTNERS, L.P.
                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Daniel K. Shoemaker, certify that:

1. I have reviewed this annual report on Form 10-K of James Cable Partners, L.P.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      /s/  Daniel K. Shoemaker
                                          ------------------------
                                          Daniel K. Shoemaker
                                          President of DKS Holdings, Inc., a
                                          general partner of James
                                          Communications Partners, the general
                                          partner of James Cable Partners, L.P.
                                          (Principal Financial Officer)

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

                                        Date: March 28, 2003

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                             Title                                  Date
    ---------                             -----                                  ----
     /s/ William R. James                 Director; President (principal         March 28, 2003
    ---------------------                 executive officer)
    William R. James

     /s/ Daniel K. Shoemaker              Director; Treasurer (principal         March 28, 2003
    ------------------------              financial officer and principal
    Daniel K. Shoemaker                   accounting officer)

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

                            JAMES CABLE FINANCE CORP.
                    PRINCIPAL EXECUTIVE OFFICER CERTIFICATION

I, William R. James, certify that:

1. I have reviewed this annual report on Form 10-K of James Cable Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      /s/ William R. James
                                          --------------------
                                          William R. James
                                          President
                                          (Principal Executive Officer)

                            JAMES CABLE FINANCE CORP.
                    PRINCIPAL FINANCIAL OFFICER CERTIFICATION

I, Daniel K. Shoemaker certify that:

1. I have reviewed this annual report on Form 10-K of James Cable Finance Corp.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003                      /s/ Daniel K. Shoemaker
                                          -----------------------
                                          Daniel K. Shoemaker
                                          Treasurer
                                          (Principal Financial Officer)

                                  EXHIBIT INDEX


    EXHIBIT NUMBER                 EXHIBIT DESCRIPTION
    12                             Statement re computation of ratios
    24                             Powers of Attorney
    (99)(a)                        Certification of Principal Executive Officer of James Cable Partners, L.P.,
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    (99)(b)                        Certification of Principal Financial Officer of James Cable Partners, L.P.,
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    (99)(c)                        Certification of Principal Executive Officer of James Cable Finance Corp.,
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
    (99)(d)                        Certification of Principal Financial Officer of James Cable Finance Corp.,
                                   pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.